Form 10-Q
period 1993-12-31
MORTON INTERNATIONAL INC
filed 1994-02-10
CIK 68361

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1993

                                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from ________________ to ______________


                         Commission File No. 1-10270

                           MORTON INTERNATIONAL, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


              Indiana                                 36-3640053
- ----------------------------------------  ------------------------------------
(State of Incorporation or Organization)  (I.R.S. Employer Identification No.)


100 North Riverside Plaza, Chicago, Illinois                    60606-1596
- --------------------------------------------                    ----------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number                                   (312) 807-2000
                                                                --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                          Outstanding at December 31, 1993
- ------------------------------             --------------------------------
 Common Stock, $1.00 par value                       48,977,579 shares

                          MORTON INTERNATIONAL, INC.
                        QUARTERLY REPORT ON FORM 10-Q




                                                                     INDEX



PART I.  FINANCIAL INFORMATION:
- ------------------------------
Item 1.  Financial Statements (Unaudited)

             Consolidated Statements of Income and Retained
                    Earnings - Three months and six months ended
                    December 31, 1993 and 1992                           3

             Consolidated Balance Sheets - December 31, 1993
                    and June 30, 1993                                    4

             Consolidated Statements of Cash Flows -
                    Six months ended December 31, 1993 and 1992          5

             Notes to Consolidated Financial Statements -
                    December 31, 1993                                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7 - 9

PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security-Holders             9
Item 6.  Exhibits and Reports on Form 8-K                               10

SIGNATURE                                                               10

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
- -----------------------------------------

                          MORTON INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE DATA)


                                                   Three Months Ended     Six Months Ended
                                                       December 31           December 31
                                                   ------------------     ------------------
                                                      1993      1992        1993       1992
                                                   ------------------     ------------------
Net sales                                         $  690.9  $  545.2     $1,310.5  $1,083.3
Interest, royalties, and sundry income                 5.7       4.9         10.3       9.2
                                                   -------   --------     -------   --------
                                                     696.6     550.1      1,320.8   1,092.5
Deductions from income:
   Cost of products sold                             485.2     378.8        911.5     748.5
   Selling, administrative, and general expense      100.2      88.2        205.4     178.5
   Research and development expense                   16.0      18.3         32.7      34.5
   Interest expense                                    7.4       8.4         14.6      16.9
   Amortization of goodwill                            2.5       2.6          5.2       5.3
                                                   -------   --------     -------   --------
                                                     611.3     496.3      1,169.4     983.7
                                                   -------   --------     -------   --------
Income from operations before income taxes            85.3      53.8        151.4     108.8
Income taxes                                          31.6      19.6         54.8      39.7
                                                   -------   --------     -------   --------
Income from operations                                53.7      34.2         96.6      69.1
Cumulative effect of change in accounting for
  postretirement and postemployment benefits
  other than pensions, net of taxes                      -         -            -     (94.4)
                                                   -------   --------     -------   --------
Net income(loss)                                      53.7      34.2         96.6     (25.3)

Retained earnings at beginning of period           1,144.6   1,058.4      1,115.4   1,129.5
Cash dividends: $.28 and $.24 per share for the
  three months ended December 31, 1993 and 1992,
  respectively; $.56 and $.48 per share for the
  six month ended December 31, 1993 and 1992
  respectively.                                      (13.7)    (11.6)       (27.4)    (23.2)
                                                   --------  --------     --------  --------

Retained earnings at end of period                $1,184.6  $1,081.0     $1,184.6  $1,081.0
                                                   ========  ========     ========  ========

Net income per share
   Income from operations                         $   1.07  $    .70     $   1.93  $   1.41
   Cumulative effect of change in accouting for
    postretirement and postemployment benefits
    other than pensions                                  -         -            -     (1.91)
                                                   --------  --------     --------  --------
   Net income (loss)                              $   1.07  $    .70     $   1.93  $  (0.50)
                                                   ========  ========     ========  ========

       Shares used in computation (in thousands)                           49,973    49,182
                                                                          ========  ========

See notes to consolidated financial statements.

                         MORTON INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (IN MILLIONS)

                                                              December 31      June 30
                                                                 1993           1993
                                                              -----------    ----------
                                                              (Unaudited)       (Note)
     ASSETS
Current assets
   Cash and cash equivalents                                   $    53.5     $    45.3
   Receivables                                                     475.4         389.6
   Deferred income tax benefits                                     31.0          31.0
   Inventories                                                     349.8         332.6
   Prepaid expenses                                                 73.3          67.3
                                                                ---------     ---------
          Total current assets                                     983.0         865.8

Other assets
   Cost in excess of net assets of businesses acquired,
     less amortization                                             336.8         344.5
   Investments in affiliates                                        55.7          54.6
   Miscellaneous                                                    64.5          59.6
                                                                ---------     ---------
                                                                   457.0         458.7

Property, plant and equipment, at cost                           1,633.9       1,570.4
   Less allowances for depreciation                                699.6         656.1
                                                                ---------     ---------
                                                                   934.3         914.3
                                                                ---------     ---------
                                                               $ 2,374.3     $ 2,238.8
                                                                =========     =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable and current portion of long-term debt         $   189.1     $   107.8
   Accounts payable                                                212.8         217.8
   Accrued salaries, wages and other compensation                   58.4          57.0
   Other accrued expenses                                          112.4         129.2
   Income taxes                                                     13.4          13.4
                                                                ---------     ---------
          Total current liabilities                                586.1         525.2

Long-term debt, less current portion                               217.2         217.8
Deferred income taxes                                               55.3          56.0
Accrued postretirement benefits other than pensions                143.3         140.8
Other noncurrent liabilities                                        98.9          98.8

Shareholders' equity
   Preferred stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common stock (par value $1.00 per share)
     Authorized - 300.0 shares
     Issued - 49.0 shares and 48.8 shares at December 30
       and June 30, 1993                                            49.0          48.8
   Additional paid-in capital                                       42.1          32.7
   Retained earnings                                             1,184.6       1,115.4
   Foreign currency translation adjustment                          (1.7)          4.1
   Unamortized restricted stock award                               (0.5)         (0.8)
                                                                ---------     ---------
          Total shareholders' equity                             1,273.5       1,200.2
                                                                ---------     ---------
                                                               $ 2,374.3     $ 2,238.8
                                                                =========     =========

Note: The balance sheet at June 30, 1993 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                          MORTON INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                 Cash Provided (Used)
                                                                   Six Months Ended
                                                                     December 31
                                                                 ---------------------
                                                                   1993         1992
                                                                 ---------   ---------
Operating Activities
  Net income (loss)                                             $    96.6   $   (25.3)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                  68.1        55.6
      Deferred income taxes                                          (0.9)        1.0
      Postretirement and postemployment benefits-
       cumulative effect                                                -        94.4
      Undistributed earnings of affiliates                           (2.1)       (2.2)
      Changes in operating assets and liabilities
        net of effects of businesses acquired:
          (Increase)/decrease in receivables                        (92.8)        0.8
          Increase in inventories and prepaid expense               (27.2)      (21.8)
          Decrease in accounts payable and accrued
            expenses                                                (17.6)      (69.5)
          Increase/(decrease) in accrued income taxes                 0.4        (2.5)
          Other - net                                                (0.3)        0.5
                                                                 ---------   ---------
            Net cash provided by operating activities                24.2        31.0
                                                                 ---------   ---------

Investing Activities
  Purchase of property, plant and equipment                         (91.0)     (100.3)
  Proceeds from property and other asset disposals                   13.1         1.8
  Cash invested in businesses acquired                               (7.0)       (5.0)
                                                                 ---------   ---------
            Net cash used for investing activities                  (84.9)     (103.5)
                                                                 ---------   ---------

Financing Activities
  Increase in notes payable                                          86.3        86.9
  Repayment of long-term debt                                        (2.5)          -
  Stock option transactions                                           9.6         3.7
  Dividends paid                                                    (27.4)      (23.2)
                                                                 ---------   ---------
            Net cash provided by financing activities                66.0        67.4

Effect of foreign exchange rate changes on cash
  and cash equivalents                                                2.9         2.9
                                                                 ---------   ---------
Increase/(decrease) in cash and cash equivalents                      8.2        (2.2)
Cash and cash equivalents at beginning of year                       45.3        35.0
                                                                 ---------   ---------
Cash and cash equivalents at end of period                      $    53.5   $    32.8
                                                                 =========   =========

See notes to consolidated financial statements

                           MORTON INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
- ---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1993 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1994. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

In the fourth quarter of fiscal 1993, the Company adopted FASB Statement No. 106, "Employers Accounting for Postretirement Benefits other than Pensions", and FASB Statement No. 112, "Employers Accounting for Postemployment Benefits"

effective as of July 1, 1992. The financial statements as of and for the six months ended December 31, 1992 have been restated resulting in a decrease to previously reported net income of $94.4 million ($1.91 per share) as a result of the cumulative effect of applying these accounting changes and $2.5 million ($.05 per share) for the incremental expense related to the accounting change for postretirement benefits. The financial statements as of and for the three months ended December 31, 1992 have been restated to reflect the incremental expense related to the accounting change for postretirement benefits of $1.2 million ($.02 per share).

Inventories
- -----------

Inventories are stated at lower of cost or market. Approximately one-half the cost of consolidated inventories is determined by the last-in, first-out method while the balance is determined by the first-in, first-out method. Components of inventories are as follows:

                                                     Dec. 31       June 30
                                                       1993          1993
                                                     -------       -------
      Finished products and work-in-process           $251.5        $244.0
      Materials and supplies                            98.3          88.6
                                                      ------        ------
                                                      $349.8        $332.6
                                                      ======        ======

Item 2.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
               and Results of Operations
               -------------------------

Results of Operations
- ---------------------

Net sales in the second quarter ended December 31, 1993, were $690.9 million, a 27 percent increase over sales reported the same quarter last year. Net income for the quarter increased 57 percent to $53.7 million. Earnings per share for the second quarter of fiscal year 1994 were $1.07 versus $.70 in the prior year.

Net income for the six months ended December 31, 1993 was $96.6 million, or $1.93 per share, a 37 percent increase over per share income from operations
of $1.41 reported for the first six months of last year.   (In fiscal 1993,
Morton recorded an after tax charge of $94.4 million, or $1.91 per share, for the cumulative effect of the change in accounting for postretirement and postemployment benefits, causing it to show a net loss of $.50 per share in the first six months of fiscal 1993.) Sales for the current six month period were $1.3 billion compared to sales of $1.1 billion for the same period last year, a 21 percent increase.

Morton Automotive Safety Products continues its outstanding performance as customers' demand for airbags on both the driver and passenger side and higher automobile production rates fueled excellent growth. The specialty chemicals group posted mixed results with many of the U.S. businesses doing quite well while certain of the European operations were negatively impacted by the economic slowdown there. And, although ice and snow came too late in the second quarter to affect ice control salt sales, quarterly results still posted a gain compared to the prior year.

Sales of Morton's specialty chemicals during the second quarter of fiscal year 1994 were $315.3 million, seven percent higher than sales in the same period last year. Second quarter profits were $37.4 million, increasing 27 percent over the prior year. Product lines with strong results were automotive coatings, powder coatings, industrial coatings, plastic additives, organic chemicals, performance chemicals, polymer systems and the extrudable specialties part of the adhesives business. These product lines accounted for 97 percent of specialty chemicals' sales increase and 81 percent of the earnings increase over the prior year, with improvements due primarily to volume and mix. Electronic materials was the primary contributor to the balance of the earnings increase as a result of cost savings associated with the ongoing restructuring of that business.

Changes in foreign exchange rates from a year ago continue to have an adverse effect on the specialty chemical segment. Due to currency fluctuations, chemical sales were negatively impacted by $8.8 million and earnings by $.9 million when compared with the prior year.

Second quarter sales of Morton Automotive Safety Products were $239.6 million compared to $118.1 million a year ago, a 103 percent gain. Profits for the quarter increased 135 percent to $44.8 million compared with the same period last year.

Sales volume for driver- and passenger- side inflators and modules continue their significant growth; overall sales dollars grew at a somewhat higher rate, reflecting the significant increase in sales of higher priced passenger units. Morton Automotive Safety Products' earnings reflect its continued efforts to improve production efficiency and control costs.

Salt sales for the quarter ended December 31, 1993, increased three percent to $136.0 million compared with the same period last year. Profits increased six percent to $28.5 million. Increased sales of non-ice control products, primarily table salt and water softening products, were partially offset by a
five percent decrease in ice control sales.   Recent winter storms, however,
have had a favorable impact on January ice control sales.

Comparison of current quarter earnings with those of the same period last year reflects a higher level of corporate expense in the current quarter. A portion of the increase is the result of accruals required to meet the incremental tax obligation related to some of the company's outstanding stock options. The company does not expect future accruals to be as significant as recent accruals because of the continued exercise of these stock options.

Interest, royalties and sundry income for the quarter was $5.7 million compared with $4.9 million in the same period last year. The increase was primarily the result of increased equity in earnings of unconsolidated subsidiaries.

Liquidity and Capital Resources
- -------------------------------

Operating activities were a source of cash in the six month periods ended December 31, 1993 and December 31, 1992 providing, $24.2 million and $31.0 million, respectively.

Net income provided $96.6 million in the first six months of fiscal year 1994 compared to income from operations of $69.1 million last year. Net income for the first six months ended December 31, 1992 has been restated to reflect both the cumulative effect of change in accounting of $94.4 million and incremental expense of $2.5 million in the period related to the Company's adoption of FASB Statement No. 106, "Employers Accounting for Postretirement Benefits other than Pensions" and FASB Statement No. 112 "Employers Accounting for Postemployment Benefits" in the fourth quarter of fiscal year 1993. Depreciation and amortization was $12.5 million higher in the current period, primarily the result of the high level of capital spending at the airbag facilities in Utah. Changes in operating assets and liabilities resulted in a $137.5 million use of funds this year compared to a $92.5 million use of funds during the first six months of last year. Current quarter increase is largely driven by higher receivables balances resulting from the significantly increased sales activity of Morton Automotive Safety Products.

Investing activities in the first six months of fiscal year 1994 were primarily the result of capital spending, which used $91.0 million of cash compared to $100.3 million in the same period last year. The major capital spending program, although less than the prior year, continues to be the expansion of air bag facilities in Utah. Expansion related to certain chemical products as well as basic upkeep of the Salt and Chemical facilities are also significant areas of capital spending. Investing activities in the six months ended December 31, 1993 also included $13.1 million proceeds from property and other asset disposals, principally $12.2 million relating to the sale of the semiconductor photoresist business. Also during the first six months of fiscal 1994, investing activities included $7.0 million, of which $6.1 million related to the acquisition of Hoescht AG's printed circuit material business.

Financing activities for the six month period ended December 31, 1993 provided funds of $66.0 million compared to funds of $67.4 million provided during the same period of the prior year. Short-term notes payable increased $86.3 million in the current period compared with a $86.9 million increase during the first six months of fiscal 1993. Dividend payments for the first six months of fiscal year 1994 increased to $27.4 from $23.2 in the same period last year, due primarily to the increase in the dividend paid per share.

The Company's current ratio at December 31, 1993 was 1.7, compared to 1.6 at June 30, 1993. Total debt as a percentage of total capitalization at December 31, 1993 was 23.4% compared to 20.6% at June 30, 1993.

As of December 31, 1993 the Company has unexpended authorizations for fixed asset spending of $174.1 million. These authorizations related primarily to the expansion of the airbag business as well as general facility expansion, product improvement, and maintenance Company-wide.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's antici-pated working capital requirements, fixed asset spending and dividend payments in the foreseeable future.


                         PART  II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

The Company's annual shareholders' meeting was held on October 28, 1993. The results of the matters voted upon at the meeting are as follows:

1. The following individuals were elected directors of the Company for terms specified in the proxy statement for the above meeting in accordance with the following votes:


                                                       AUTHORITY
                                       SHARES FOR      WITHHELD
                                                       (Shares)

      Dennis C. Fill                   41,795,702       222,791
      Charles A. Sanders               41,798,542       219,951
      George A. Schaefer               41,796,870       221,623
      Raymond C. Tower                 41,784,217       234,276

2. The appointment of Ernst & Young as the Company's independent auditors for the fiscal year ending June 30, 1994, was ratified in accordance with the following votes:

                    FOR             41,771,755 shares
                    AGAINST             43,736 shares
                    ABSTAIN            203,002 shares

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

During the fiscal quarter ended December 31, 1993 one 8-K report was filed: the item reported was Item 5- Other Information; no financial statements or exhibits were filed therewith, and the date of the report was October 28, 1993.





                    *************************************




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MORTON INTERNATIONAL, INC.
                                   -------------------------------------
                                                 (Registrant)


Date:  February 9, 1994         BY:         /s/ L. F. Zumbach
- -----------------------            -------------------------------------
                                                L. F. Zumbach
                                                  Controller
                                        (Principal Accounting Officer)