Form 10-Q
period 1994-03-31
MORTON INTERNATIONAL INC
filed 1994-05-13
CIK 68361

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

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

                              Yes   X    No
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                                 Outstanding at March 31, 1994
- -----------------------------                     -----------------------------
Common Stock, $1.00 par value                          49,194,661 shares

                           MORTON INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q




                                                                 INDEX

                                                                 PAGE
                                                                 ----
PART I.  FINANCIAL INFORMATION:
- -------------------------------
Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Income and Retained
               Earnings - Three months and nine months ended
               March 31, 1994 and 1993                            3

          Consolidated Balance Sheets - March 31, 1994
               and June 30, 1993                                  4

          Consolidated Statements of Cash Flows -
               Nine months ended March 31, 1994 and 1993          5

          Notes to Consolidated Financial Statements -
               March 31, 1994                                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     7 - 9

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings                                       10

Item 6.  Exhibits and Reports on Form 8-K                        10

SIGNATURE                                                        11

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                             MORTON INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                        (IN MILLIONS EXCEPT PER SHARE DATA)


                                                  Three Months Ended      Nine Months Ended
                                                        March 31               March 31
                                                      1994     1993         1994      1993
                                                --------------------    -------------------
Net sales                                          $808.3    $648.3     $2,118.8  $1,731.6
Interest, royalties, and sundry income                6.1       3.6         16.4      12.8
                                                 --------- ---------    --------- ---------
                                                    814.4     651.9      2,135.2   1,744.4
Deductions from income:
   Cost of products sold                            555.7     450.1      1,467.2   1,198.6
   Selling, administrative, and general expense     119.3      98.3        324.7     276.8
   Research and development expense                  16.9      16.3         49.6      50.8
   Interest expense                                   6.8       8.6         21.4      25.5
   Amortization of goodwill                           2.6       2.7          7.8       8.0
                                                 --------- ---------    --------- ---------
                                                    701.3     576.0      1,870.7   1,559.7
                                                 --------- ---------    --------- ---------
Income from operations before income taxes          113.1      75.9        264.5     184.7
Income taxes                                         41.8      27.7         96.6      67.4
                                                 --------- ---------    --------- ---------
Income from operations                               71.3      48.2        167.9     117.3
Cumulative effect of change in accounting for
  postretirement and postemployment benefits,
  other than pensions net of taxes                                                   (94.4)
                                                 --------- ---------    --------- ---------
Net income                                           71.3      48.2        167.9      22.9

Retained earnings at beginning of period          1,184.6   1,081.0      1,115.4   1,129.5
Cash dividends:  $.28-$.24 per share for the
  three months ended March 31, 1994 and 1993,
  respectively; $.84-$.72 per share for the
  nine months ended March 31, 1994 and 1993,
  respectively                                      (13.7)    (11.8)       (41.1)    (35.0)
                                                 --------- ---------    --------- ---------

Retained Earnings at end of period               $1,242.2  $1,117.4     $1,242.2  $1,117.4
                                                 ========= =========    ========= =========


Income per share:
  Income from operations                         $   1.42  $    .97     $   3.35  $   2.38
  Cumulative effect of change in accounting for
   postretirement and postemployment benefits
   other than pension                                   -         -                  (1.91)
                                                 --------- ---------    --------- ---------
  Net income                                     $   1.42  $    .97     $   3.35  $    .47
                                                 ========= =========    ========= =========

       Shares used in computation (in thousands)                          50,043    49,259
                                                                        ========= =========




See notes to consolidated financial statements.

                              MORTON INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN MILLIONS)

                                                             March 31           June 30
                                                               1994              1993
                                                           -----------        -----------
                                                           (Unaudited)           (Note)
     ASSETS
Current assets
   Cash and cash equivalents                               $     82.4         $     45.3
   Receivables                                                  504.4              389.6
   Deferred income tax benefits                                  31.0               31.0
   Inventories                                                  326.3              332.6
   Prepaid expenses                                              75.6               67.3
                                                           -----------        -----------
          Total current assets                                1,019.7              865.8

Other assets
   Cost in excess of net assets of businesses acquired,
     less amortization                                          334.9              344.5
   Investments in affiliates                                     57.8               54.6
   Miscellaneous                                                 60.1               59.6
                                                           -----------        -----------
                                                                452.8              458.7

Property, plant and equipment, at cost                        1,683.6            1,570.4
   Less allowances for depreciation                             725.2              656.1
                                                           -----------        -----------
                                                                958.4              914.3
                                                           -----------        -----------
                                                           $  2,430.9         $  2,238.8

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable and current portion of long-term debt     $     95.1         $    107.8
   Accounts payable                                             264.9              217.8
   Accrued salaries, wages and other compensation                61.6               57.0
   Other accrued expenses                                       133.6              129.2
   Income taxes                                                  22.4               13.4
                                                           -----------        -----------
          Total current liabilities                             577.6              525.2

Long-term debt, less current portion                            218.0              217.8
Deferred income taxes                                            54.5               56.0
Accrued postretirement benefits other than pension              144.6              140.8
Other noncurrent liabilities                                     96.5               98.8

Shareholders' equity
   Preferred Stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common Stock (par value $1.00 per share)
     Authorized - 300.0 shares
     Issued -  49.2 shares and 48.8 shares at
       March 31, 1994 and June 30, 1993                          49.2               48.8
   Additional paid-in capital                                    50.8               32.7
   Retained earnings                                          1,242.2            1,115.4
   Foreign currency translation adjustment                       (2.1)               4.1
   Unamortized restricted stock award                            (0.4)              (0.8)
                                                           -----------        -----------
          Total Shareholders' Equity                          1,339.7            1,200.2
                                                           -----------        -----------
                                                           $  2,430.9         $  2,238.8
                                                           ===========        ===========

Note: The balance sheet at June 30, 1993 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.


                             MORTON INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN MILLIONS)

                                                                       Cash Provided (Used)
                                                                        Nine Months Ended
                                                                             March 31
                                                                       --------------------
                                                                         1994        1993
                                                                       --------    --------

Operating Activities
  Net Income                                                           $ 167.9     $  22.9
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      103.6        84.2
      Deferred income taxes                                               (0.7)        1.2
      Postretirement and postemployment benefits-
       cumulative effect                                                     -        94.4
      Undistributed earnings of affiliates                                (5.3)       (3.6)
      Changes in operating assets and liabilities
        net of effects of businesses acquired:
          Increase in receivables                                       (118.3)      (74.5)
          (Increase) Decrease in inventories and prepaid expense          (4.2)       18.8
          Increase (Decrease) in accounts payable and
            accrued expenses                                              57.3       (13.4)
          Increase in accrued income taxes                                 9.6         9.4
          Other - net                                                      2.8         4.1
                                                                       --------    --------
            Net cash provided by operating activities                    212.7       143.5
                                                                       --------    --------

Investing Activities
  Purchase of property, plant and equipment                             (146.0)     (151.5)
  Proceeds from property and other asset disposals                        14.3         2.7
  Cash invested in businesses acquired                                    (7.0)       (5.0)
                                                                       --------    --------
            Net cash used for investing activities                      (138.7)     (153.8)
                                                                       --------    --------

Financing Activities
  (Decrease) Increase in notes payable                                   (10.5)       64.3
  Repayment of long-term debt                                             (2.5)          -
  Stock option transactions                                               18.6         6.9
  Dividends paid                                                         (41.1)      (35.0)
                                                                       --------    --------
            Net cash (used for) provided by financing activities         (35.5)       36.2
                                                                       --------    --------

Effect of foreign exchange rate changes on cash
  and cash equivalents                                                    (1.4)        3.2
                                                                       --------    --------
Increase in cash and cash equivalents                                     37.1        29.1
Cash and cash equivalents at beginning of year                            45.3        35.0
                                                                       --------    --------
Cash and cash equivalents at end of period                             $  82.4     $  64.1
                                                                       ========    ========


See notes to consolidated financial statements.

                             MORTON INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
- ---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1994. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

In the fourth quarter of fiscal 1993, the Company adopted FASB Statement No. 106, "Employers Accounting for Postretirement Benefits other than Pensions", and FASB Statement No. 112, "Employers Accounting for Postemployment Benefits" effective as of July 1, 1992. The financial statements as of and for the nine months ended March 31, 1993 have been restated resulting in a decrease to previously reported net income of $94.4 million ($1.91 per share) as a result of the cumulative effect of applying these accounting changes and $3.7 million ($.08 per share) for the incremental expense related to the accounting change for postretirement benefits. The financial statements as of and for the three months ended March 31, 1993 have been restated to reflect the incremental expense related to the accounting change for postretirement benefits of $1.2 million ($.03 per share).

Inventories
- -----------

Inventories are stated at the lower of cost or market. Approximately one-half the cost of consolidated inventories is determined by the last-in, first-out method while the balance is determined by the first-in, first-out method. Components of inventories are as follows:

                                                       March 31   June 30
                                                          1994      1993
                                                      ---------  --------
        Finished products and work-in-process          $212.9     $244.0
        Materials and supplies                          113.4       88.6
                                                        _____      _____
                                                       $326.3     $332.6
                                                        =====      =====

Item 2.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations
- ---------------------

Net income for the third quarter of fiscal year 1994 was $71.3 million, a 48 percent increase over the same period last year. Third quarter net sales were $808.3 million, up 25 percent over the prior year. Earnings per share were $1.42 versus $.97 a year ago.

For the first nine months of fiscal 1994, net income was $167.9 million, or $3.35 per share, a 43 percent increase over income from operations of $117.3 million reported for the first nine months of fiscal 1993. (In fiscal 1993, Morton recorded an after-tax charge of $94.4 million, or $1.91 per share, for the cumulative effect of the change in accounting for postretirement and post-emeployment benefits, resulting in per share net income of $.47 for the first
nine months of fiscal 1993.)   Sales for the nine months ended March 31, 1994,
were $2.1 billion compared with sales of $1.7 billion for the same period last year, up 22 percent.

During the third quarter of fiscal 1994, all three of Morton's businesses showed strong improvement. Severe winter weather conditions helped salt turn in record sales and earnings. Automotive Safety Products, the leading producer of airbag inflators, continued its excellent performance. And in the specialty chemicals businesses, nearly all product lines showed improved results.

Sales of Morton's specialty chemicals in the quarter ended March 31, 1994, were $346.9 million, a 7 percent increase over the same period last year, while earnings increased 24 percent over the prior year to $47.0 million. Primary contributors to the strong sales and profit increases were Morton's petroleum dyes used to differentiate between different fuels; the extrudable specialties portion of Morton Packaging Adhesives; Morton's plastic additives for rigid and flexible PVC; and Morton's coatings business including industrial coatings, automotive coatings for plastic substrates and powder coatings. These results were primarily volume driven. Morton Thermoplastic Polyurethanes, Morton Polymer Systems and Morton Performance Chemicals also contributed to the sales and earnings gains. And, despite slightly weaker sales compared with last year, Morton Electronic Materials' profits continue to compare favorably with the prior year due largely to the restructuring of that business.

Due to currency fluctuations, third quarter sales and operating earnings in specialty chemicals were negatively impacted compared with the prior year. Sales were $4.6 million lower and earnings were $.6 million lower due to exchange translations in the quarter. That impact was less significant in the quarter ended March 31, 1994, than in previous quarters this fiscal year.

Specialty chemicals sales in the first nine months of fiscal 1994 were $995.7 million compared with $940.9 million for the nine month period ended March 31, 1993. Current year-to-date earnings were $136.2 million compared with earnings of $111.8 million for the same period last year. Those product groups who were primary contributors to the third quarter sales and earnings improvements over the prior year were also largely responsible for the current year-to-date sales and earnings gains. Year-to-date fiscal 1994 sales and earnings were negatively impacted compared with the prior year due to currency fluctuations. Sales for the nine months ended March 31, 1994 were $28.8 million lower and earnings were $3.7 million lower due to exchange translations.

Morton's salt group posted sales and earnings gains of 14 percent and 26 percent, respectively, in the third quarter. Sales for the third quarter of fiscal 1994 were $208.4 million compared with sales of $183.3 million in the prior year. Earnings during the same period this year were $52.3 million versus $41.5 million. Ice control sales as a result of the severe winter weather in the eastern part of the United States and Canada were particularly strong in the quarter, showing a more than 20 percent increase over last year's third quarter record results. Water softening products were also responsible for the sales and earnings increases due to strong demand and favorable pricing. Salt sales for the nine months ended March 31, 1994 were $449.3 million and earnings were $102.8 million compared with sales and earnings of $422.0 million and $87.9 million, respectively, for the same period last year. Increases in current year-to-date sales and earnings are the result of strong ice control and water softening sales as noted above, as well as increased volume in table salt.

Morton Automotive Safety Product's third quarter sales increased 81 percent to $253.0 million while profits rose to $47.8 million, a 105 percent increase compared with the same period last year. Although sales of driver-side inflators and modules continue their significant growth, sales of passenger-side modules were particularly strong in the third quarter for fiscal 1994 as car manufacturers strive to meet consumer preference for dual airbag vehicles.
Third quarter earnings increase outpaced sales increase as a result of cost management and process improvements. Fiscal 1994 year-to-date earnings increased 113 percent to $119.5 million and sales increased 83 percent to $673.7 million when compared with earnings and sales for the similar period last year. Reasons for these increases are consistent with those noted for the third quarter sales and earnings gains.

Comparison of third quarter fiscal 1994 earnings with those of the same period last year reflects a slightly higher level of corporate expense in the current quarter. This increase is largely the result of additional accruals for environmental liabilities, additional incentive accruals and certain recorded exchange losses. Corporate expenses for the nine months ended March 31, 1994 are higher than the same period last year primarily as a result of accruals required to meet the incremental tax obligation related to some of the Company's outstanding stock options as well as additional accruals for environmental liabilities.

Interest, royalties and sundry income for the quarter was $2.5 million higher than the same period last year. This increase was primarily the result of increased equity in earnings of unconsolidated subsidiaries.

Liquidity and Capital Resources
- -------------------------------

Operating activities were a source of cash in the nine month periods ended March 31, 1994 and March 31, 1993 providing, $212.7 million and $143.5 million, respectively.

Net income provided $167.9 million in the first nine months of fiscal year 1994 compared to income from operations of $117.3 million last year. Net income for the first nine months ended March 31, 1993 has been restated to reflect both the cumulative effect of change in accounting of $94.4 million and incremental expense of $3.7 million in the period related to the Company's adoption of FASB Statement No. 106, "Employers Accounting for Postretirement Benefits other than Pensions" and FASB Statement No. 112, "Employers Accounting for Postemployment

Benefits" in the fourth quarter of fiscal year 1993. Depreciation and amortization was $19.4 million higher in the current period, primarily the result of the high level of capital spending at the airbag facilities in Utah. Changes in operating assets and liabilities resulted in a $52.8 million use of funds this year compared to a $55.6 million use of funds during the first nine months of last year.

Investing activities in the first nine months of fiscal year 1994 were primarily the result of capital spending, which used $146.0 million of cash compared to $151.5 million in the same period last year. The major capital spending program, although less than the prior year, continues to be the expansion of air bag facilities in Utah. Expansion related to certain chemical products as well as basic upkeep of the Salt and Chemical facilities are also significant areas of capital spending. Investing activities in the nine months ended March 31, 1994 also included $14.3 million proceeds from property and other asset disposals, principally $12.2 million relating to the sale of the semiconductor photoresist business. Also during the first nine months of fiscal 1994, investing activities included $7.0 million related to acquisitions, of which $6.1 million related to the acquisition of Hoescht AG's printed circuit material business.

Financing activities for the nine month period ended March 31, 1994 had funds of $35.5 million used compared to funds of $36.2 million provided during the same period of the prior year. Short-term notes payable decreased $10.5 million in the current period compared to a $64.3 million increase during the first nine months of fiscal 1993 primarily due to increased cash flows and greater utilization of the Company's world-wide cash. Dividend payments for the first nine months of fiscal year 1994 increased to $41.1 from $35.0 in the same period last year, due primarily to the increase in the dividend paid per share. Offsetting the above uses of funds for the nine months ended March 31, 1994 were proceeds from stock option transactions of $18.6 million compared to $6.9 million for the same period last year.

The Company's current ratio at March 31, 1994 was 1.8 compared to 1.6 at June 30, 1993. Total debt as a percentage of total capitalization at March 31, 1994 was 18.3% compared to 20.6% at June 30, 1993.

As of March 31, 1994 the Company had unexpended authorizations for fixed asset spending of $227.8 million. These authorizations related primarily to the expansion of the airbag business as well as general facility expansion, product improvement, and maintenance Company-wide.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending and dividend payments in the foreseeable future.

                           PART  II - OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

Subpoena Duces Tecum - Attorney General of the State of New York. On March 3, 1994 a subpoena was served on the Company requiring production of a wide range of documents relating to the Salt Group's de-icing salt business. The subpoena was issued in connection with an investigation by the New York State Attorney General's office into possible state and federal antitrust violations and violations of New York consumer protection laws. The Company is cooperating fully with this investigation, which involves others in the de-icing salt industry as well. While the particulars of the investigation were not disclosed, the Company believes that it was initiated in response to well-publicized shortages of de-icing salt experienced during the unusually harsh winter of 1993-94.

Subpoena Duces Tecum - U.S. Department of Justice, Antitrust Division On March 8, 1994 a subpoena was served on the company by the Antitrust Division of the U.S. Department of Justice requiring production of a wide range of documents relating to the Salt Group's de-icing salt business. The subpoena was one of several issued in connection with a bid-rigging and price fixing investigation being conducted by a Grand Jury of the United States District Court, Western District of Pennsylvania, sitting in Pittsburgh. The Company is cooperating fully with this investigation, the particulars of which were not disclosed.

EPA Administrative Complaint - Ringwood Plant During the period covered by this report, the following material development occurred with respect to the EPA's administrative complaint against the Company for alleged violation of the Toxic Substances Control Act (TSCA), as reported in Item 3 of the Company's form 10-K Report for the fiscal year ended June 30, 1993:

In a case involving similar issues, the Court of Appeals for the District of Columbia held that a federal five year statute of limitations applied to TSCA violations, and began to run when violations were committed, not when discovered by the EPA (3M Co. v. Browner, CA DC No. 92-1126, March 4, 1994). If the 3M ruling is not reversed or materially modified, all or a substantial portion of the civil penalties sought in the Ringwood complaint (originally $1,587,000, later reduced to $1,323,450) should be barred by the statute of limitations.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

The Company did not file any 8-K Reports during the fiscal quarter ended March 31, 1994

                      *************************************




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MORTON INTERNATIONAL, INC.
                                            -----------------------------------
                                                        (Registrant)


Date:  May  12, 1994                     BY:           /s/L. F. Zumbach
     -------------------------------        -----------------------------------
                                                       L. F. Zumbach
                                                        Controller
                                               (Principal Accounting Officer)