Form 10-K/A
period 1993-06-30
MORTON INTERNATIONAL INC
filed 1994-06-27
CIK 68361

_______________________________________________________________________________
_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

(Mark One)
   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 1993

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the Transition period from_____________ to _______________
                          Commission file number 1-10270

                             MORTON INTERNATIONAL, INC.

Incorporated in the State of Indiana         IRS Employer Identification
                                                   No. 36-3640053

                           Principal Executive Offices:
              100 North Riverside Plaza, Chicago, Illinois 60606-1596
                         Telephone Number: (312) 807-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
             Title of Each Class                     on Which Registered
         ----------------------------              -----------------------
           Common Stock, par value                 New York Stock Exchange
              $1.00 per share                       Midwest Stock Exchange
         Common Stock Purchase Rights              New York Stock Exchange
                                                    Midwest Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on August 31, 1993 ($85.75 per share):
$4,169,407,158.

     Number of shares of Common Stock outstanding as of August 31, 1993:
48,865,904

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Shareholders for the fiscal year ended June 30, 1993: Parts II and IV.

     2.  Portions of definitive Proxy Statement dated September 16, 1993:
Parts III and IV.
_______________________________________________________________________________
_______________________________________________________________________________

                                   PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
     FORM 8-K

     (as amended on June 27, 1994, to include Exhibit (99))

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries, included on pages 19-30 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1993, are incorporated herein by reference:

     Consolidated Statements of Income--Years ended June 30, 1993, 1992 and
1991

     Consolidated Balance Sheets--June 30, 1993 and 1992

     Consolidated Statements of Cash Flows--Years ended June 30, 1993, 1992 and 1991

     Notes to Consolidated Financial Statements

 2. Financial Statement Schedules

    The following consolidated financial information for the fiscal years 1993, 1992 and 1991 is submitted herewith:

                                                                         PAGE
                                                                       --------
Report of Independent Auditors. . . . . . . . . . . . . . . . . . .       F-1
Schedule V       --Property, Plant and Equipment. . . . . . . . . .       F-2
Schedule VI      --Accumulated Depreciation, Depletion and
                   Amortization of Property, Plant and Equipment. .       F-4
Schedule VIII    --Valuation and Qualifying Accounts. . . . . . . .       F-5
Schedule IX      --Short-Term Borrowings. . . . . . . . . . . . . .       F-6
Schedule X       --Supplementary Income Statement Information . . .       F-7

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. INDEX TO EXHIBITS

Exhibit
Number                           Description                                   Method of Filing
- - - - - -------    -----------------------------------------------------------         ---------------------------------------------------
(3)        Articles of incorporation and by-laws
           (a)     Restated Articles of Incorporation of the Company.          Incorporated by reference to Exhibit 3.2 to
                                                                                Registration Statement No. 33-28803
           (b)     By-laws of the Company amended through January 24,          Incorporated by reference to Exhibit (3)(b) to the
                    1991.                                                       Company's Report on Form 10-K for fiscal 1991
(4)        Instruments defining the rights of security holders,
            including indentures
           (a)     Amendment dated January 24, 1991, to Rights                 Incorporated by reference to Exhibit (4)(a) to the
                    Agreement dated June 12, 1989 between the Company           Company's Report on Form 10-K for fiscal 1991
                    and The First National Bank of Chicago.
           (b)     See Exhibits (3)(a) and (3)(b) above
(10)       Material contracts
           (a)   * Key Executive Long-Term Incentive Plan effective            Filed herewith electronically
                    for fiscal 1994.
           (b)   * Key Executive Annual Bonus Plan (Plan 1) effective          Filed herewith electronically
                    for fiscal 1994.
           (c)     Staff Executive Annual Bonus Plan (Plan 2)                  Filed herewith electronically
                    effective for fiscal 1994.

                                      12

Exhibit
Number                           Description                                   Method of Filing
- - - - - -------    -----------------------------------------------------------         ---------------------------------------------------

           (d)   * 1989 Stock Awards Plan, as amended effective June           Incorporated by reference to Exhibit (10)(d) to the
                    24, 1992.                                                   Company's Report on Form 10-K for fiscal 1992
           (e)   * Morton Thiokol, Inc. Survivor Income Benefits Plan,         Incorporated by reference to Exhibit 10.14 to
                    amended through March 24, 1983, assumed by the              Registration Statement No. 33-28803
                    Company.
           (f)   * Morton International, Inc. Executive Post-                  Incorporated by reference to Exhibit (10)(f) to the
                    Retirement Life Insurance Plan.                             Company's Report on Form 10-K for fiscal 1992
           (g)   * Arrangements whereby the Company compensates its            N/A
                    independent auditors for tax services to certain
                    key executives, concerning which arrangements
                    there is no written document.
           (h)  ** Form of Employment Agreement between the Company            Incorporated by reference to Exhibit (10)(g) to the
                    and certain of its executive officers (including            Company's Report on Form 10-K for fiscal 1990
                    the five most highly compensated, except C. S.
                    Locke).
           (i)  ** Sixth Amendment to Executive Employment Contract            Incorporated by reference to Exhibit (10)(h) to the
                    between the Company and C. S. Locke (constituting           Company's Report on Form 10-K for fiscal 1990
                    a restatement of the entire contract).
           (j)     Seventh Amendment dated January 24, 1991, to                Incorporated by reference to Exhibit (10)(i) to the
                    Executive Employment Agreement between the Company          Company's Report on Form 10-K for fiscal 1991
                    and C. S. Locke.
           (k)     Eighth Amendment dated August 26, 1993, to                  Filed herewith electronically
                    Executive Employment Agreement between the Company
                    and C. S. Locke.
           (l)   * Supplemental Executive Retirement Program.                  Incorporated by reference to Exhibits 10.15 and
                                                                                10.16 to Registration Statement No. 33-28803
(11)       Statement re computation of per share earnings
           (a)     Statement re computation of per share earnings of           Filed herewith electronically
                    the Company and subsidiaries, for the three years
                    ended June 30, 1993, 1992 and 1991.
(13)       Annual report to security holders
           (a)     Annual Report to Shareholders of the Company for            Filed herewith electronically
                    fiscal 1993 (financial information only: pages
                    19-37).
(22)       Subsidiaries of the registrant
           (a)     Subsidiaries of the Company.                                Filed herewith electronically

(99)       Additional Exhibits: Audited financial statements as of
                                December 31, 1993 and 1992, and
                                consents of independent auditors:
           (a)     Morton International, Inc. Employee Savings &               P
                    Investment Plan
           (b)     Morton International, Inc. Bargaining Unit Savings          P
                    & Investment Plan
           (c)     Morton International, Inc. Retirement Savings Plan          P

___________________________
* All of the Company's five most highly compensated executive officers currently participate in the compensation plans identified in Exhibits 10(a), (b), (d), (e), (f), (g) and (l), except that S. J. Stewart, K.D. Holmgren and J.R. Stanley do not participate in Exhibit 10(l). These plans and, where applicable, the foregoing individuals' current benefits under each (except Exhibit 10(g)) are described in the section captioned "Executive Compensation" beginning on page 7 of the Company's definitive Proxy Statement dated September 16, 1993, which descriptions are incorporated herein by reference.

** Descriptions of this employment agreement and employment contract are set forth on pages 9-10 of the Company's definitive Proxy Statement dated September 16, 1993, which descriptions are incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

     Not applicable

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MORTON INTERNATIONAL, INC.


                                        By:        /s/ P. M. Phelps
                                             ----------------------------
                                             P. M. Phelps
                                             Vice President and Secretary


Dated:  June 27, 1994