Form 10-Q
period 1994-09-30
MORTON INTERNATIONAL INC
filed 1994-11-10
CIK 68361

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994
                                                   OR

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

                              Yes   X    No
                                 -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                            Outstanding at September 30, 1994
 -----------------------------               ---------------------------------
 Common Stock, $1.00 par value                        147,817,572 shares

                            MORTON INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q




                                                                      INDEX

                                                                       PAGE
                                                                       ----

PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements (Unaudited)

             Consolidated Statements of Income and Retained
                     Earnings - Three months ended
                     September 30, 1994 and 1993                         3

             Consolidated Balance Sheets - September 30, 1994
                     and June 30, 1994                                   4

             Consolidated Statements of Cash Flows -
                     Three months ended September 30, 1994 and 1993      5

             Notes to Consolidated Financial Statements -
                     September 30, 1994                                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7 - 8


PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings                                               9

Item 6.  Exhibits and Reports on Form 8-K                                9

SIGNATURE                                                                9

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
- -----------------------------------------

                          MORTON INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE DATA)



                                                                        Three Months Ended
                                                                           September 30
                                                                    --------------------------
                                                                       1994            1993
                                                                    ----------      ----------
Net sales                                                           $   745.5       $   619.6
Interest, royalties and sundry income                                     5.0             4.6
                                                                    ----------      ----------
                                                                        750.5           624.2
Deductions from income:
   Cost of products sold                                                521.0           426.3
   Selling, administrative and general expense                          104.6           105.2
   Research and development expense                                      16.5            16.7
   Interest expense                                                       6.8             7.2
   Amortization of goodwill                                               2.5             2.7
                                                                    ----------      ----------
                                                                        651.4           558.1
                                                                    ----------      ----------
Income before income taxes                                               99.1            66.1
Income taxes                                                             37.2            23.2
                                                                    ----------      ----------
Net income                                                               61.9            42.9


Retained earnings at beginning of period                              1,188.6         1,115.4
Cash dividends:  $.11 per share for the
  three months ended September 30, 1994 and
  $.093 for the three months ended September 30,
  1993, respectively                                                    (16.3)          (13.7)
                                                                    ----------      ----------

Retained earnings at end of period                                  $ 1,234.2       $ 1,144.6
                                                                    ==========      ==========


Net income per share                                                $     .41       $     .29
                                                                    ==========      ==========

       Shares used in computation (in thousands)                      149,986         149,673
                                                                    ==========      ==========



See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN MILLIONS)

                                                             September 30      June 30
                                                                1994             1994
                                                             ------------     ---------
                                                                                (Note)
     ASSETS
     ------
Current assets
   Cash and cash equivalents                                  $    65.8       $    58.7
   Receivables                                                    514.4           484.4
   Deferred income tax benefits                                    27.8            27.8
   Inventories                                                    388.4           346.9
   Prepaid expenses                                                83.7            78.6
                                                              ----------      ----------
          Total current assets                                  1,080.1           996.4

Other assets
   Cost in excess of net assets of businesses acquired,
     less amortization                                            331.0           333.1
   Investments in affiliates                                       68.6            65.6
   Miscellaneous                                                   61.5            62.6
                                                              ----------      ----------
                                                                  461.1           461.3

Property, plant and equipment, at cost                          1,828.4         1,757.2
   Less allowances for depreciation                               785.2           752.3
                                                              ----------      ---------
                                                                1,043.2         1,004.9
                                                              ----------      ----------
                                                              $ 2,584.4       $ 2,462.6
                                                              ==========      ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities
   Notes payable and current portion of long-term debt        $   139.5       $    68.7
   Accounts payable                                               256.4           264.6
   Accrued salaries, wages and other compensation                  52.9            64.9
   Other accrued expenses                                         133.1           133.6
   Income taxes                                                    39.1            25.4
                                                              ----------      ----------
          Total current liabilities                               621.0           557.2

Long-term debt, less current portion                              198.6           198.6
Deferred income taxes                                              55.3            55.1
Accrued postretirement benefits other than pensions               147.9           146.2
Other noncurrent liabilities                                      106.7           105.9

Shareholders' equity
   Preferred Stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common Stock (par value $1.00 per share)
     Authorized - 300.0 shares
       Issued- 147.8 shares and 147.6 shares at
        September 30 and June 30, 1994                            147.8           147.6
   Additional paid-in capital                                      54.7            53.0
   Retained earnings                                            1,234.2         1,188.6
   Foreign currency translation adjustment                         18.5            10.8
   Unamortized restricted stock award                              (0.3)           (0.4)
                                                              ----------      ----------
          Total Shareholders' Equity                            1,454.9         1,399.6
                                                              ----------      ----------
                                                              $ 2,584.4       $ 2,462.6
                                                              ==========      ==========

Note: The balance sheet at June 30, 1994 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                              MORTON INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN MILLIONS)

                                                                 Cash Provided (Used)
                                                                  Three Months Ended
                                                                     September 30
                                                              --------------------------
                                                                  1994           1993
                                                              ----------      ----------
Operating Activities
- --------------------
  Net income                                                  $    61.9       $    42.9
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                39.2            33.3
      Deferred income taxes                                         0.1            (1.0)
      Undistributed earnings of affiliates                         (1.9)           (0.6)
      Changes in operating assets and liabilities net
       of effects of businesses acquired:
          Increase in receivables                                 (27.4)          (69.5)
          Increase in inventories and prepaid expenses            (44.2)          (21.5)
          (Decrease) increase in accounts payable and
            accrued expenses                                      (22.2)           12.0
          Increase in accrued income taxes                         13.3            15.2
          Other - net                                               2.1             1.4
                                                              ----------      ----------
            Net cash provided by operating activities              20.9            12.2
                                                              ----------      ----------

Investing Activities
- --------------------
  Purchase of property, plant and equipment                       (68.9)          (42.4)
  Proceeds from property and other asset disposals                  0.4            12.8
  Cash invested in businesses acquired                                -            (6.4)
                                                              ----------      ----------
            Net cash used for investing activities                (68.5)          (36.0)
                                                              ----------      ----------


Financing Activities
- --------------------
  Increase in notes payable                                        69.6            29.5
  Repayment of long-term debt                                      (0.1)           (2.5)
  Stock option transactions                                         1.9             4.9
  Dividends paid                                                  (16.3)          (13.7)
                                                              ----------      ----------
            Net cash provided by financing activities              55.1            18.2
                                                              ----------      ----------

Effect of foreign exchange rate changes on cash
  and cash equivalents                                             (0.4)            1.0
                                                              ----------      ----------
Increase (decrease) in cash and cash equivalents                    7.1            (4.6)
Cash and cash equivalents at beginning of year                     58.7            45.3
                                                              ----------      ----------
Cash and cash equivalents at end of period                    $    65.8       $    40.7
                                                              ==========      ==========


See notes to consolidated financial statements.

                            MORTON INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
- ---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1995. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

Share and per share amounts for fiscal 1994 have been restated to reflect the effect of the 3-for-1 stock split declared June 23, 1994 and paid August 17, 1994.


Inventories
- -----------

Inventories are stated at lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                              Sept. 30     June 30
                                                1994         1994
                                              --------     -------
   Finished products and work-in-process       $277.3       $240.3
   Materials and supplies                       111.1        106.6
                                               ------       ------
                                               $388.4       $346.9
                                               ======       ======

Item 2.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations
- ---------------------

Net income for the first quarter of fiscal 1995 was $61.9 million, a 44 percent increase over the same period last year. Sales for the first quarter were $745.5 million versus $619.6 million last year, up 20 percent. Earnings per share were 41 cents, up 41 percent over last year's 29 cents. All three of the Company's businesses showed strong sales gains and tight cost controls during the fiscal first quarter.

Morton's specialty chemicals business saw volume and market share gains in several of its key product areas including adhesives and coatings. In addition, continued economic strength in the United States and some improvement in Europe helped boost the performance. Sales grew by 13 percent to $377.4 million and earnings increased by 14 percent to $59.2 million.
Among the product lines which showed particularly strong sales and earnings gains were adhesives worldwide, thermoplastic polyurethanes, performance chemicals, plastic additives, automotive coatings, powder coatings and electronic materials. These product lines combined accounted for approximately 90 percent of the quarter over quarter increase in sales and over 100 percent of the earnings increase. The earnings improvement was fueled by tight cost control, as well as, some benefit derived from product mix in addition to volume gains. Although sales of waterbased polymers, polymer systems and dyes were relatively flat in the first quarter of fiscal 1995 compared with the prior year, earnings were down due primarily to increasing raw material and certain other manufacturing costs.

The impact of foreign exchange on chemical sales and earnings was favorable during the first quarter of fiscal 1995 compared with the prior year. Year over year, sales were $5.2 million higher and earnings $.7 million higher due to exchange translations. As noted above, certain raw material costs have increased during the quarter compared to last year, and many key raw materials are expected to be higher in the second quarter of fiscal 1995. Where possible, the Company plans to raise its prices to help offset the increase in its costs.

Salt sales and earnings improvement in the quarter reflected the continued strength of Morton's water conditioning products as well as early ice control sales as customers refill depleted inventories. Sales of salt products in the quarter were $113.1 million, up 8 percent, while earnings rose to $23.1 million, a 5 percent gain.

Sales of inflators and modules continue to benefit from the adoption of airbags in cars, light trucks and vans sold in the United States. This quarter, the Company also saw an increase in modules supplied to Europe as auto manufacturers seek to put airbags in cars sold in Europe as quickly as they can. Sales for Automotive Safety Products rose by 41 percent to $255.0 million in the first quarter with strong gains from GM, Mazda and several new passenger programs. Earnings were $41.6 million, a 55 percent increase. Lower selling prices have been largely offset by reductions in material costs and efficiency savings.

Corporate expenses were considerably lower in the current fiscal quarter. Favorably impacting this year's first quarter were lower net interest costs. Also, last year as a result of the Budget Reconciliation Act passed in July 1993, the fiscal 1994 first quarter included a one-time pretax charge of $9.3 million attributable to incremental tax obligations related to certain outstanding stock options.

Interest royalties and sundry income for the first quarter of fiscal 1995 of $5.0 million were up slightly from the $4.6 million reported last year.


Liquidity and Capital Resources
- -------------------------------

Operating activities were a source of cash in the three months ended September 30, 1994, providing $20.9 million, compared to the same period in the prior year when operations provided $12.2 million.

Net income provided $61.9 million in the first quarter compared to $42.9 million last year. Depreciation and amortization was $5.9 million higher in the current period primarily the result of the high level of capital spending at the airbag facilities in Utah. Changes in operating assets and liabilities resulted in a $78.4 million use of funds this year compared to a $62.4 million use of funds during the first three months of last year. This change is primarily due to the increased volume of business.

Investing activities in the first quarter of fiscal year 1995 were the result of capital spending, which used $68.9 million of cash compared to $42.4 million in the same period last year. The major capital spending program continues to be the expansion of airbag facilities in Utah. Expansion related to certain chemical products as well as basic upkeep of the Salt and Chemical facilities are also significant areas of capital spending. Investing activities in the first quarter of last year also included $12.8 million proceeds from property and other asset disposals, principally $12.5 million relating to the sale of the semiconductor photoresist business. Also during the first three months of fiscal 1994, investing activities included $6.4 million for the acquisition of Hoescht AG's printed circuit material business.

Financing activities for the first quarter of fiscal year 1995 provided funds of $55.1 million compared to funds of $18.2 million provided during the same period of the prior year. Short-term notes payable increased $69.6 million in the current period compared with a $29.5 million increase during the first quarter of last year. Dividend payments for the first quarter of fiscal year 1995 increased to $16.3 from $13.7 in the same period last year, due primarily to the increase in the dividend rate paid per share.

The Company's current ratio at September 30, 1994 was 1.7 compared to 1.8 at June 30, 1994. Total debt as a percentage of total capitalization at September 30, 1994 was 18.3% compared to 15.5% at June 30, 1994.

As of September 30, 1994 the Company has unexpended authorizations for fixed asset spending of $206.4 million. These authorizations related primarily to the expansion of the airbag business as well as general facility expansion, product improvement, and maintenance Company-wide.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending and dividend payments in the foreseeable future.

                          PART  II - OTHER INFORMATION


Item 1. Legal Proceedings
- -------------------------

EPA ADMINISTRATIVE COMPLAINT - RINGWOOD PLANT. On October 5, 1994, the U.S. EPA dismissed, with prejudice, an administrative complaint against the Company seeking $1.587 million in civil penalties. The complaint alleged that the Company violated regulatory requirements of the Toxic Substances Control Act by failing to file premanufacture notices before manufacturing three new chemical products at the Ringwood, Illinois facility in the mid-1980s.

SUBPOENA DUCES TECUM - U.S. DEPARTMENT OF JUSTICE. On October 11, 1994, the Antitrust Division notified the Company that it was preparing to return documents submitted pursuant to the subpoena duces tecum issued in March 1994. The Company is advised by legal counsel that this step signifies an end to the Antitrust Division's investigation into the Company's highway de-icing salt bidding practices. The investigation was conducted by a Grand Jury of the United States District Court, Western District of Pennsylvania, sitting in Pittsburgh.

WEST VIRGINIA INVESTIGATION - DE-ICING SALT. On September 29, 1994, the West Virginia Attorney General's Office served a subpoena and interrogatories on the Company requiring production of documents and the disclosure of information relating to that state's highway de-icing salt purchases since January 1, 1992. The subpoena and interrogatories were issued in connection with a civil investigation into possible violations of the West Virginia Antitrust Act. The Company is cooperating fully with this investigation, which involves others in the de-icing salt industry as well.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

The Company did not file any 8-K Reports during the fiscal quarter ended September 30, 1994.


                     *************************************

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MORTON INTERNATIONAL, INC.
                                       ------------------------------------
                                                   (Registrant)


Date:  November 10, 1994          BY:  /s/L. F. Zumbach
                                       ____________________________________
                                                  L. F. Zumbach
                                                   Controller
                                         (Principal Accounting Officer)