Form 10-Q
period 1994-12-31
MORTON INTERNATIONAL INC
filed 1995-02-10
CIK 68361

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1994
                                      OR

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

                                     Yes   X    No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                             Outstanding at December 31, 1994
- -----------------------------                 --------------------------------
Common Stock, $1.00 par value                          147,882,245 shares

                           MORTON INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q




                                                                        INDEX


                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION:
- -------------------------------
Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income and Retained
               Earnings - Three months and Six months ended
               December 31, 1994 and 1993                                3

         Consolidated Balance Sheets - December 31, 1994
               and June 30, 1994                                         4

         Consolidated Statements of Cash Flows -
               Six months ended December 31, 1994 and 1993               5

         Notes to Consolidated Financial Statements -
              December 31, 1994                                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7 - 9

PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submissions of Matters to a Vote of Security-Holders          9 - 10

Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURE                                                                10

                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
- -----------------------------------------


                           MORTON INTERNATIONAL, INC.
    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                       (IN MILLIONS EXCEPT PER SHARE DATA)



                                                               Three Months Ended           Six Months Ended
                                                                   December 31                 December 31
                                                             --------------------         --------------------
                                                               1994        1993             1994        1993
                                                             --------    --------         --------    --------
Net sales                                                    $  830.9    $  690.9         $1,576.4    $1,310.5
Interest, royalties, and sundry income                            5.3         5.7             10.4        10.3
                                                             --------    --------         --------    --------
                                                                836.2       696.6          1,586.8     1,320.8

Deductions from income:
   Cost of products sold                                        586.0       485.2          1,107.1       911.5
   Selling, administrative, and general expense                 106.2       100.2            210.8       205.4
   Research and development expense                              17.7        16.0             34.2        32.7
   Interest expense                                               7.4         7.4             14.2        14.6
   Amortization of goodwill                                       2.6         2.5              5.1         5.2
                                                             --------    --------         --------    --------
                                                                719.9       611.3          1,371.4     1,169.4
                                                             --------    --------         --------    --------
Income before income taxes                                      116.3        85.3            215.4       151.4
Income taxes                                                     43.6        31.6             80.8        54.8
                                                             --------    --------         --------    --------
Net Income                                                       72.7        53.7            134.6        96.6

Retained earnings at beginning of period                      1,234.2     1,144.6          1,188.6     1,115.4
Cash dividends: $.11 and $.093 per share for the
  three months ended December 31, 1994 and 1993,
  respectively; $.22 and $.186 per share for the
  six month ended December 31, 1994 and 1993
  respectively.                                                 (16.2)      (13.7)           (32.5)      (27.4)
                                                             --------    --------         --------    --------

Retained earnings at end of period                           $1,290.7    $1,184.6         $1,290.7    $1,184.6
                                                             ========    ========         ========    ========

Net income per share                                         $    .49    $    .36         $    .90    $    .65
                                                             ========    ========         ========    ========

Shares used in computation (in thousands)                                                  150,019     149,919
                                                                                          ========    ========

See notes to consolidated financial statements.

                             MORTON INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (IN MILLIONS)

                                                             December 31       June 30
                                                                 1994           1994
                                                             -----------     ----------
                                                                               (Note)
     ASSETS
     ------
Current assets
Cash and cash equivalents                                     $   65.2        $   58.7
   Receivables                                                   541.0           484.4
   Deferred income tax benefits                                   27.8            27.8
   Inventories                                                   407.5           346.9
   Prepaid expenses                                               82.9            78.6
                                                              --------        --------
          Total current assets                                 1,124.4           996.4

Other assets
   Cost in excess of net assets of businesses acquired,
     less amortization                                           328.2           333.1
   Investments in affiliates                                      67.9            65.6
   Miscellaneous                                                  63.1            62.6
                                                              --------        --------
                                                                 459.2           461.3

Property, plant and equipment, at cost                         1,875.5         1,757.2
   Less allowances for depreciation                              816.7           752.3
                                                              --------        --------
                                                               1,058.8         1,004.9
                                                              --------        --------
                                                              $2,642.4        $2,462.6
                                                              ========        ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities
   Notes payable and current portion of long-term debt        $  173.9        $   68.7
   Accounts payable                                              246.3           264.6
   Accrued salaries, wages and other compensation                 56.1            64.9
   Other accrued expenses                                        136.6           133.6
   Income taxes                                                   17.3            25.4
                                                              --------        --------
          Total current liabilities                              630.2           557.2

Long-term debt, less current portion                             198.6           198.6
Deferred income taxes                                             55.0            55.1
Accrued postretirement benefits other than pensions              148.9           146.2
Other noncurrent liabilities                                     106.0           105.9

Shareholders' equity
   Preferred stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common stock (par value $1.00 per share)
     Authorized - 300.0 shares
     Issued - 147.9 shares and 147.6 shares at December 30
       and June 30, 1994                                         147.9           147.6
   Additional paid-in capital                                     56.7            53.0
   Retained earnings                                           1,290.7         1,188.6
   Foreign currency translation adjustment                         8.6            10.8
   Unamortized restricted stock award                             (0.2)           (0.4)
                                                              --------        --------
          Total shareholders' equity                           1,503.7         1,399.6
                                                              --------        --------
                                                              $2,642.4        $2,462.6
                                                              ========        ========

Note: The balance sheet at June 30, 1994 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                             MORTON INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN MILLIONS)


                                                            Cash Provided (Used)
                                                              Six Months Ended
                                                                December 31
                                                            --------------------
                                                              1994        1993
                                                            --------    --------
Operating Activities
- --------------------
  Net income                                                $  134.6    $   96.6
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             79.6        68.1
      Deferred income taxes                                      0.2        (0.9)
      Undistributed earnings of affiliates                      (3.7)       (2.1)
      Changes in operating assets and liabilities
        net of effects of businesses acquired:
          Increase in receivables                              (56.8)      (92.8)
          Increase in inventories and prepaid expense          (59.0)      (27.2)
          Decrease in accounts payable and accrued
            expenses                                           (23.9)      (17.6)
          (Decrease)/increase in accrued income taxes           (8.3)        0.4
          Other - net                                            7.2        (0.3)
                                                            --------    --------
            Net cash provided by operating activities           69.9        24.2
                                                            --------    --------

Investing Activities
- --------------------
  Purchase of property, plant and equipment                   (127.7)      (91.0)
  Proceeds from property and other asset disposals               0.8        13.1
  Cash invested in businesses acquired                         (10.7)       (7.0)
                                                            --------    --------
            Net cash used for investing activities            (137.6)      (84.9)
                                                            --------    --------
Financing Activities
- --------------------
  Increase in notes payable                                    105.0        86.3
  Repayment of long-term debt                                   (0.1)       (2.5)
  Stock option transactions                                      3.9         9.6
  Dividends paid                                               (32.5)      (27.4)
                                                            --------    --------
            Net cash provided by financing activities           76.3        66.0

Effect of foreign exchange rate changes on cash
  and cash equivalents                                          (2.1)        2.9
                                                            --------    --------
Increase in cash and cash equivalents                            6.5         8.2
Cash and cash equivalents at beginning of year                  58.7        45.3
                                                            --------    --------
Cash and cash equivalents at end of period                  $   65.2    $   53.5
                                                            ========    ========


See notes to consolidated financial statements

MORTON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
- ---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1994 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1995. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

Share and per share amounts for fiscal 1994 have been restated to reflect the effect of the 3-for-1 stock split declared June 23, 1994 and paid August 17, 1994.


Inventories
- -----------

Inventories are stated at lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                                    Dec. 31     June 30
                                                      1994        1994
                                                    -------     -------
   Finished products and work-in-process            $ 288.8     $ 240.3
   Materials and supplies                             118.7       106.6
                                                    -------     -------
                                                    $ 407.5     $ 346.9
                                                    =======     =======

Item 2.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
         and Results of Operations
         -------------------------


Results of Operations
- ---------------------

During the quarter ended December 31, 1994, earnings per share increased 36 percent on a 20 percent increase in sales compared with the same period last year. Sales were $830.9 million in the second quarter of fiscal 1995 while net income was $72.7 million. Second quarter fiscal 1994 sales and net income were $690.9 million and $53.7 million, respectively. Earnings per share for the current quarter were 49 cents versus 36 cents a year ago.

The Company saw solid performances from all three business segments. Strong volume gains in specialty chemicals helped boost sales 15 percent in that business, while the replenishment of customer ice control inventories was largely responsible for the 11 percent gain in salt sales. In the airbag business, continued airbag penetration in cars, light trucks and vans around the world combined with improved costs and productivity resulted in a 33 percent increase in sales and a 42 percent gain in operating profits.

Net income for the six months ended December 31, 1994 was $134.6 million, or $.90 per share, a 39 percent increase over net income of $96.6 million reported for the same period last year. Sales for the current six month period were $1.6 billion compared with sales of $1.3 billion for the first six months of fiscal 1994.

Sales of specialty chemicals for the second quarter of fiscal 1995 were $362.4 million and profits were $43.7 million. Sales and profits increased 15 and 17 percent, respectively, over second quarter fiscal 1994 sales of $315.3 million and profits of $37.4 million. Raw material price increases during the quarter largely offset improved volume and positive exchange rates, resulting in essentially equivalent specialty chemical operating margin percentages in the second quarter versus a year ago.

Changes in foreign exchange rates from a year ago had a favorable impact on the specialty chemicals segment. Due to currency fluctuations, current quarter sales were $8.3 million and earnings $.8 million higher when compared with the prior year.

Specialty chemical product lines showing both sales and profit improvement during the quarter were adhesives, thermoplastic polyurethanes, performance chemicals, plastic additives, automotive and powder coatings and electronic materials. These product lines accounted for approximately 85 percent of the specialty chemicals increase in sales and all of the increase in profits. Continued economic strength in the United States and improvement in European economies were mainly responsible for the improved results from these product lines. Electronic materials also benefited from their lower cost position as a result of a recent restructuring.

Specialty chemical sales for the first six months of fiscal 1995 were $739.8 million compared with $648.9 million for the six months ended December 31, 1993. Current year-to-date earnings were $102.9 million compared with $89.2 million for the same period last year. Those product lines responsible for improved sales and earnings in the second quarter of fiscal 1995 were also responsible for the current year-to-date sales and earnings improvement over the prior year. Due to year-over-year currency fluctuation, sales and earnings for the six months ended December 31, 1994 were favorably impacted by $13.6 million and $1.7 million, respectively.

Salt sales were $150.6 million in the second quarter of fiscal 1995 and business segment profits were $34.4 million. Sales and profits for the second quarter last year were $136.0 million and $28.5 million, respectively. While the overall salt business saw sales growth of 11 percent, the ice control portion grew by 20 percent. Improved pricing and the filling of depleted customer inventories after last year's winter season accounted for the increase in ice control sales. Other salt product lines which did well in the quarter were water conditioning, industrial/food processing and specialty grocery products. Salt sales for the six months ended December 31, 1994 were $263.7 million compared with $240.9 million for the same period last year. Profits for the current six-month period were $57.5 million versus $50.5 million in the prior year. Products contributing to the favorable second quarter results compared with prior year, are the same products driving the favorable year-over-year results for the first six months of fiscal 1995.

Airbag sales in the quarter ended December 31, 1994, were $317.9 million and business segment profits were $63.5 million. Volume gains outpaced the sales dollar increase in the quarter because of continued price declines built into Morton's contracts with automotive customers around the world. However, tight cost controls and improved operating efficiencies allowed the Company to see some margin expansion, 20 percent versus 19 percent, in the current quarter despite the lower prices. Fiscal 1995 year-to-date sales were $572.9 million compared with $420.7 million last year; current year-to-date earnings were $105.1 million versus $71.7 million a year ago.

Overall corporate expenses in the quarter were flat with last year's second quarter expense. However, corporate expenses for the first six months of fiscal 1995 were significantly lower than those for the same period in fiscal 1994. This reduction is the result of higher accruals provided in the first six months of fiscal 1994 to meet the incremental tax obligation related to certain of the Company's outstanding stock options. The accruals in fiscal 1994 were driven by the impact of the Budget Reconciliation Act passed in July 1993 as well as the increase in the price of the Company's stock. The tax rate was 37.5 percent in fiscal 1995 versus 37.0 percent the year before.

Interest, royalties and sundry income for the second quarter and first six months of fiscal 1995 was relatively flat compared with the same periods last year.

Liquidity and Capital Resources
- -------------------------------

Operating activities were a source of cash in the six month periods ended December 31, 1994 and December 31, 1993 providing, $69.9 million and $24.2 million, respectively.

Net income provided $134.6 million in the first six months of fiscal year 1995 compared to $96.6 million last year. Depreciation and amortization was $11.5 million higher in the current period, primarily the result of the high level of capital spending at the airbag facilities in Utah. Changes in operating assets and liabilities resulted in a $140.8 million use of funds this year compared to a $137.5 million use of funds during the first six months of last year.

Investing activities in the first six months of fiscal year 1995 were primarily the result of capital spending, which used $127.7 million of cash compared to $91.0 million in the same period last year. The major capital spending programs are the expansion of airbags into Europe as well as the continued expansion of airbag facilities in Utah. Expansion related to certain chemical products as well as basic upkeep of the Salt and Chemical facilities are also significant areas of capital spending. Investing activities for the six months ended December 31, 1994 includes $10.7 for the acquisition of selected assets of Thiokol GmbH, a former subsidiary of Rutgerswerke AG, while the first six months of fiscal 1994, included acquisitions of $7.0 million, of which $6.1 million related to Hoescht AG's printed circuit material business. Investing activities in the six months ended December 31, 1993 also included $13.1 million proceeds from property and other asset disposals, principally $12.2 million related to the sale of the semiconductor photoresist business.

Financing activities for the six month period ended December 31, 1994 provided funds of $76.3 million compared to funds of $66.0 million provided during the same period of the prior year. Short-term notes payable increased $105.0 million in the current period compared with a $86.3 million increase during the first six months of fiscal 1994. Dividend payments for the first six months of fiscal year 1995 increased to $32.5 from $27.4 in the same period last year, due primarily to the increase in the dividend paid per share.

The Company's current ratio at December 31, 1994 was 1.8, the same as June 30, 1994. Total debt as a percentage of total capitalization at December 31, 1994 was 19.3% compared to 15.5% at June 30, 1994.

As of December 31, 1994 the Company has unexpended authorizations for fixed asset spending of $193.5 million. These authorizations related primarily to the expansion of the airbag business as well as general facility expansion, product improvement, and maintenance Company-wide.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending and dividend payments in the foreseeable future.


                         PART  II - OTHER INFORMATION


Item 4. Submissions of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

The Company's annual shareholders' meeting was held on October 27, 1994. The results of the matters voted upon at the meeting are as follows:

1. The following individuals were elected directors of the Company for terms specified in the proxy statement for the above meeting in accordance with the following votes:

                                                     AUTHORITY
                                                     WITHHELD
                                      SHARES FOR     (Shares)

   Ralph M. Barford                   124,792,229    705,609
   William T. Creson                  124,773,169    724,669
   S. Jay Stewart                     124,815,876    681,962


2. The appointment of Ernst & Young as the Company's independent auditors for the fiscal year ending June 30, 1995, was ratified in accordance with the following votes:

   FOR         125,029,838 shares
   AGAINST         179,235 shares
   ABSTAIN         288,765 shares

3. The proposal to adopt the 1994 Non-Employee Directors Stock Plan received votes as follows:

   FOR         110,127,844 shares
   AGAINST      13,280,894 shares
   ABSTAIN       2,089,100 shares

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

The Company did not file any 8-K Reports during the fiscal quarter ended December 31, 1994.


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


                                          MORTON INTERNATIONAL, INC.
                                    -------------------------------------
                                                 (Registrant)


Date:  February 10, 1995         BY:         /s/ L. F. Zumbach
                                    ------------------------------------
                                              L. F. Zumbach
                                                Controller
                                       (Principal Accounting Officer)