Form 10-Q
period 1995-03-31
MORTON INTERNATIONAL INC
filed 1995-05-15
CIK 68361

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995
                                      OR

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

                                     Yes   X    No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                                Outstanding at March 31, 1995
- -------------------------------                  -----------------------------
 Common Stock, $1.00 par value                         148,005,719  shares

                          MORTON INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q




                                                                 INDEX

                                                                 PAGE
                                                                 ----

PART I.  FINANCIAL INFORMATION:
- -------------------------------
Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Income and Retained
               Earnings - Three months and Nine months ended
               March 31, 1995 and 1994                            3

          Consolidated Balance Sheets - March 31, 1995
               and June 30, 1994                                  4

          Consolidated Statements of Cash Flows -
               Nine months ended March 31, 1995 and 1994          5

          Notes to Consolidated Financial Statements -
               March 31, 1995                                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      7 - 9

PART II.  OTHER INFORMATION
- ---------------------------

Item 1. Legal Proceedings                                         9

Item 6.  Exhibits and Reports on Form 8-K                         9

SIGNATURE                                                        10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
- -----------------------------------------

                                MORTON INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                            (IN MILLIONS EXCEPT PER SHARE DATA)


                                                          Three Months Ended          Nine Months Ended
                                                       -----------------------    ----------------------
                                                                March 31                   March 31
                                                       -----------------------    ----------------------
                                                            1995         1994         1995         1994
                                                       ----------    ---------    ---------    ---------
Net sales                                                 $921.0       $808.3     $2,497.4     $2,118.8
Interest, royalties, and sundry income                       5.5          6.1         15.9         16.4
                                                       ----------    ---------    ---------    ---------
                                                           926.5        814.4      2,513.3      2,135.2
Deductions from income:
   Cost of products sold                                   647.0        555.7      1,754.1      1,467.2
   Selling, administrative, and general expense            106.9        119.3        317.7        324.7
   Research and development expense                         18.8         16.9         53.0         49.6
   Interest expense                                          7.4          6.8         21.6         21.4
   Amortization of goodwill                                  2.6          2.6          7.7          7.8
                                                       ----------    ---------    ---------    ---------
                                                           782.7        701.3      2,154.1      1,870.7
                                                       ----------    ---------    ---------    ---------
Income before income taxes                                 143.8        113.1        359.2        264.5
Income taxes                                                53.9         41.8        134.7         96.6
                                                       ----------    ---------    ---------    ---------
Net income                                                  89.9         71.3        224.5        167.9

Retained earnings at beginning of period                 1,290.7      1,184.6      1,188.6      1,115.4
Cash dividends:  $.11 and $.093 per share for the
  three months ended March 31, 1995 and 1994,
  respectively; $.33 and $.279 per share for the
  nine months ended March 31, 1995 and 1994,
  respectively                                             (16.3)       (13.7)       (48.8)       (41.1)
                                                       ----------    ---------    ---------    ---------

Retained earnings at end of period                      $1,364.3     $1,242.2     $1,364.3     $1,242.2
                                                       ==========    =========    =========    =========

Net income per share                                    $    .60     $    .47     $   1.50     $   1.12
                                                       ==========    =========    =========    =========

       Shares used in computation (in thousands)                                   150,084      150,129
                                                                                  =========    =========


See notes to consolidated financial statements.

                             MORTON INTERNATIONAL, INC.
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (IN MILLIONS)


                                                           March 31     June 30
                                                             1995         1994
                                                          ----------   ---------
                                                                        (Note)
     ASSETS
Current assets
   Cash and cash equivalents                               $   86.6    $   58.7
   Receivables                                                576.0       484.4
   Deferred income tax benefits                                27.8        27.8
   Inventories                                                397.1       346.9
   Prepaid expenses                                            91.4        78.6
                                                           ---------   ---------
          Total current assets                              1,178.9       996.4

Other assets
   Cost in excess of net assets of businesses acquired,
     less amortization                                        327.6       333.1
   Investments in affiliates                                   68.1        65.6
   Miscellaneous                                               63.9        62.6
                                                           ---------   ---------
                                                              459.6       461.3

Property, plant and equipment, at cost                      1,949.0     1,757.2
   Less allowances for depreciation                           854.1       752.3
                                                            1,094.9     1,004.9
                                                           ---------   ---------
                                                           $2,733.4    $2,462.6

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable and current portion of long-term debt     $  112.5    $   68.7
   Accounts payable                                           279.0       264.6
   Accrued salaries, wages and other compensation              61.5        64.9
   Other accrued expenses                                     149.2       133.6
   Income taxes                                                26.9        25.4
                                                           ---------   ---------
          Total current liabilities                           629.1       557.2

Long-term debt, less current portion                          198.6       198.6
Deferred income taxes                                          55.4        55.1
Accrued postretirement benefits other than pension            150.4       146.2
Other noncurrent liabilities                                  106.5       105.9

Shareholders' equity
   Preferred Stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common Stock (par value $1.00 per share)
     Authorized - 300.0 shares
     Issued -  148.0 shares and 147.6 shares at
       March 31, 1995 and June 30, 1994                       148.0       147.6
   Additional paid-in capital                                  58.4        53.0
   Retained earnings                                        1,364.3     1,188.6
   Foreign currency translation adjustment                     23.1        10.8
   Unamortized restricted stock award                          (0.4)       (0.4)
                                                           ---------   ---------
          Total Shareholders' Equity                        1,593.4     1,399.6
                                                           ---------   ---------
                                                           $2,733.4    $2,462.6
                                                           =========   =========


Note: The balance sheet at June 30, 1994 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                            MORTON INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN MILLIONS)


                                                          Cash Provided (Used)
                                                            Nine Months Ended
                                                                March 31
                                                          ---------------------
                                                            1995         1994
                                                          ---------   ---------
Operating Activities
- --------------------
  Net income                                              $  224.5    $  167.9
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                          120.9       103.6
      Deferred income taxes                                    0.3        (0.7)
      Undistributed earnings of affiliates                    (5.2)       (5.3)
      Changes in operating assets and liabilities
        net of effects of businesses acquired:
          Increase in receivables                            (83.4)     (118.3)
          Increase in inventories and prepaid expense        (49.8)       (4.2)
          Increase in accounts payable and
            accrued expenses                                  22.7        57.3
          Increase in accrued income taxes                     0.8         9.6
          Other - net                                          9.9         2.8
                                                          ---------   ---------
            Net cash provided by operating activities        240.7       212.7
                                                          ---------   ---------

Investing Activities
- --------------------
  Purchase of property, plant and equipment                 (192.4)     (146.0)
  Proceeds from property and other asset disposals             1.0        14.3
  Cash invested in businesses acquired                       (12.7)       (7.0)
                                                          ---------   ---------
            Net cash used for investing activities          (204.1)     (138.7)
                                                          ---------   ---------

Financing Activities
- --------------------
  Increase (decrease) in notes payable                        38.6       (10.5)
  Repayment of long-term debt                                 (0.1)       (2.5)
  Stock option transactions                                    5.5        18.6
  Dividends paid                                             (48.8)      (41.1)
                                                          ---------   ---------
            Net cash used for financing activities            (4.8)      (35.5)
                                                          ---------   ---------

Effect of foreign exchange rate changes on cash
  and cash equivalents                                        (3.9)      (1.4)
                                                          ---------   ---------
Increase in cash and cash equivalents                         27.9       37.1
Cash and cash equivalents at beginning of period              58.7       45.3
                                                          ---------   ---------
Cash and cash equivalents at end of period                $   86.6    $  82.4
                                                          =========   =========



See notes to consolidated financial statements.

                          MORTON INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
- ---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1995. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

Share and per share amounts for fiscal 1994 have been restated to reflect the effect of the 3-for-1 stock split declared June 23, 1994 and paid August 17, 1994.


Inventories
- -----------

Inventories are stated at lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                                 Mar. 31         June 30
                                                   1995           1994
                                                 -------         -------
     Finished products and work-in-process       $ 274.3         $ 240.3
     Materials and supplies                        122.8           106.6
                                                 -------         -------
                                                 $ 397.1         $ 346.9
                                                 =======         =======


Item 2.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations
- ---------------------

Net income for the third quarter of fiscal 1995 was $89.9 million, a 26 percent increase over the same period last year. Third quarter net sales were $921.0 million compared with $808.3 million a year ago, a 14 percent increase. Earnings per share for the current quarter were $.60 versus $.47 last year. Sales, net income and earnings per share represent third quarter records for the Company.

Although the salt business had lower sales and earnings for the quarter, the strength of the airbag and specialty chemicals businesses more than offset salt results.

Net income for the first nine months of fiscal 1995 was $224.5 million, or $1.50 per share, a 34 percent increase over last year's $167.9 million. Fiscal 1995 sales were $2.5 billion compared with $2.1 billion for the same period last year, up 18 percent.

A healthy economy in the U.S. and continuing recovery in Europe were reflected in Morton's specialty chemicals results. Sales of specialty chemicals in the third quarter of 1995 were $407.7 million, an 18 percent increase over third quarter fiscal 1994 sales. Earnings in the current quarter increased 24 percent to $58.0 million compared with the same period last year. Sales gains were largely volume driven, although currency translations accounted for $13.7 million of the gain. Higher raw material prices for certain specialty chemical products were partially offset by increased selling prices. Further offsetting was sales mix. As a result, third quarter profit margins increased more than half a point to 14.2 percent.

Improved sales and earnings in the quarter were largely the result of excellent gains in the adhesives, performance chemicals, plastics additives, automotive, industrial and powder coatings and electronic materials product lines.

Sales of Morton's specialty chemicals for the first nine months of fiscal 1995 were $1.1 billion, up 15% over fiscal 1994 sales of $995.8 million for the same period. Year-to-date earnings at March 31, 1995 were $160.9 million, an 18% increase over the same period last year. As in the third quarter, strong volumes were primarily responsible for the sales gains, while currency translation contributed $27.2 million to the year over year improvement in sales. Current year-to-date earnings were impacted by increases in certain raw material prices in part offset by improved pricing and mix. Product lines responsible for the fiscal 1995 third quarter sales and earnings gains were also responsible for the improvements in results for the first nine months of fiscal 1995.

An exceptionally mild winter in fiscal 1995 compared with the severe winter conditions experienced last year resulted in current third quarter ice control sales down 27 percent compared with the prior year. As a result, total sales in the third quarter of fiscal 1995 were $174.3 million, 16 percent below the same period last year. Earnings for the quarter were $42.1 million, a decrease of 19 percent from last year's record high third quarter earnings of $52.3 million.

Salt sales for the nine months ended March 31, 1995 were $438.0 million down 3% from sales of $449.3 million in the same period last year. Earnings for the same periods were $99.6 million in fiscal 1995 versus $102.8 million in fiscal 1994. Current year-to-date ice control sales were approximately 9% lower than the same period last year. Partially offsetting were strong performances in the water conditioning and industrial/food processing product lines.

Morton Automotive Safety Products sales of $339.0 million for the quarter ended March 31, 1995 were 34 percent higher while earnings of $68.7 million increased 44 percent compared to the same quarter a year ago. Sales of driver inflators and modules as well as passenger modules to General Motors, including GM's Opel cars, Chrysler and many of the Japanese auto makers accounted for these improved results. Pricing pressures have resulted in sales dollar growth lower than volume gains; however, continuing efforts directed at cost control and better operating efficiencies have significantly improved the Company's current margins and its future prospects. Additional contracts announced recently for U.S., European and Japanese car companies should contribute to further sales growth.

Fiscal 1995 year-to-date earnings increased 45 percent to $173.8 million and sales increased 35 percent to $911.9 million when compared with the same period in the prior year. Factors responsible for these increases are consistent with those identified for the current third quarter earnings and sales gains.

Third quarter and year-to-date fiscal 1995 corporate expenses were significantly lower than those in the same periods last year. Fiscal 1994 included certain expenses at levels higher than currently required, the most significant of which was the accrual to meet the incremental tax obligation related to certain of the Company's outstanding stock options.


Liquidity and Capital Resources
- -------------------------------

Operating activities were a source of cash in the nine month periods ended March 31, 1995 and March 31, 1994 providing, $240.7 million and $212.7 million, respectively.

Net income provided $224.5 million in the first nine months of fiscal year 1995 compared to $167.9 million last year. Depreciation and amortization was $17.3 million higher in the current period, primarily the result of the high level of capital spending at the airbag facilities in Utah. Changes in operating assets and liabilities resulted in a $99.8 million use of funds this year compared to a $52.8 million use of funds during the first nine months of last year. The increase in fiscal 1995 year-to-date was largely attributable to higher levels of inventory in all three business segments. Higher levels of sales accounted for the inventory growth for the chemical segment and Automotive Safety Products, while the mild winter resulted in salt inventory levels significantly higher than normal.

Investing activities in the first nine months of fiscal year 1995 were primarily the result of capital spending, which used $192.4 million of cash compared to $146.0 million in the same period last year. The major capital spending programs are the expansion of airbags into Europe as well as the continued expansion of airbag facilities in Utah. Expansion related to certain chemical products as well as basic upkeep of the Salt and Chemical facilities are also significant areas of capital spending. Investing activities for the nine months ended March 31, 1995 includes $12.7 million related to acquisitions, which includes $10.7 million for the acquisition of selected assets of Thiokol GmbH, a former subsidiary of Ruetgerswerke AG, while the first nine months of fiscal 1994, included acquisitions of $7.0 million, of which $6.1 million related to Hoescht AG's printed circuit material business. Investing activities in the nine months ended March 31, 1994 also included
$14.3 million proceeds from property and other asset disposals, $12.2 million of which related to the sale of the semiconductor photoresist business.

Financing activities for the nine month period ended March 31, 1995 had funds of $4.8 million used compared to funds of $35.5 million used during the same period of the prior year. Short-term notes payable increased $38.6 million in the current period compared to a $10.5 million decrease during the first nine months of fiscal 1994. Short-term borrowings at March 31, 1995 are less than those outstanding at March 31, 1994. The increase in short-term payables noted above reflects the difference in outstanding short-term borrowings at the beginning of each period; June 30, 1994 short-term borrowings were $48.4 million compared with $105.2 million at June 30, 1993. Dividend payments for the first nine months of fiscal year 1995 increased to $48.8 million from $41.1 million in the same period last year, due primarily to the increase in the dividend paid per share. Offsetting the above uses of funds for the nine months ended March 31, 1995 were proceeds from stock option transactions of $5.5 million compared to $18.6 million for the same period last year.

The Company's current ratio at March 31, 1995 was 1.9 compared to 1.8 at June 30, 1994. Total debt as a percentage of total capitalization at March 31, 1995 was 15.9 percent compared to 15.5 percent at June 30, 1994.

As of March 31, 1995 the Company had unexpended authorizations for fixed asset spending of $210.4 million. These authorizations related primarily to the expansion of the airbag business as well as general facility expansion, product improvement, and maintenance Company-wide.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending and dividend payments in the foreseeable future.



                         PART  II - OTHER INFORMATION


Item 1. Legal Proceedings
- -------------------------

Subpoena Duces Tecum - New York State Attorney General's Office.  On April 12,
- ---------------------------------------------------------------
1995, the Company was advised that the State of New York has formally closed its investigation of ice control salt pricing, pursuant to which the Company had furnished the State with copies of documents relating to the Salt Group's deicing business.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

The Company did not file any 8-K Reports during the fiscal quarter ended March 31, 1995.

                     *************************************

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MORTON INTERNATIONAL, INC.
                                         _____________________________________
                                                     (Registrant)


Date: May 15, 1995                    BY:          /s/L. F. Zumbach
                                         _____________________________________
                                                       L. F. Zumbach
                                                        Controller
                                               (Principal Accounting Officer)