Form 10-K405
period 1995-06-30
MORTON INTERNATIONAL INC
filed 1995-09-20
CIK 68361

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
  /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1995

                                       OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         For the Transition period from
                               -------------- to
                                 --------------
                         Commission file number 1-10270

                           MORTON INTERNATIONAL, INC.

 Incorporated in the State of Indiana          IRS Employer Identification
                                                      No. 36-3640053

                             Principal Executive Offices:
            100 North Riverside Plaza, Chicago, Illinois 60606-1596
                        Telephone Number: (312) 807-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                 ON WHICH REGISTERED
        ------------------------------        --------------------------
           Common Stock, par value             New York Stock Exchange
               $1.00 per share                  Chicago Stock Exchange

         Common Stock Purchase Rights          New York Stock Exchange
                                                Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on August 31, 1995 ($32.50 per share):
$4,798,771,868.

    Number of  shares  of  Common  Stock outstanding  as  of  August  31,  1995:
148,282,293

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Annual Report to Shareholders for the fiscal year ended June 30, 1995: Parts II and IV.

    2. Portions of definitive Proxy Statement dated September 14, 1995: Parts III and IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

BUSINESS SEGMENTS

    The Company* operates in three business segments: Specialty Chemicals, Salt, and Automotive Safety Products, manufacturing and marketing a wide range of products for industrial and consumer use, in the United States ("U.S.") and internationally. The Company's international business is subject to those risks inherent in carrying on business outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls or other restrictive government action.

                              SPECIALTY CHEMICALS

    The specialty chemicals segment manufactures a wide variety of high technology and specialized chemical products for a multitude of customer applications. It conducts chemical operations directly and through sixteen directly or indirectly wholly-owned subsidiaries and four joint venture arrangements which are between 5% and 50% owned. Specialty chemical products are marketed throughout the world directly to customers and indirectly through distributors and agents. The specialty chemicals segment is divided into four product groups: Adhesives & Specialty Polymers, Coatings, Electronic Materials and Specialty Chemical Products.

ADHESIVES & SPECIALTY POLYMERS GROUP

    A major product line for this group is adhesives used for flexible packaging materials and industrial applications. Laminating adhesives are used primarily in food packaging to bond paper, film, or foil. Industrial adhesives are used for bonding rigid substrates, such as rubber to metal or panels used in construction. The other major product lines manufactured by the group include thermoplastic polyurethanes, waterbased polymers, extrudable resins, and product lines with diverse applications. Its Advanced Materials subsidiary employs the chemical vapor deposition process to manufacture crystalline substrates for lenses used in lasers and optical devices.

COATINGS GROUP

    This group manufactures and markets a wide range of automotive, commercial, and industrial coatings products, including customized performance liquid coatings, principally utilized on plastic components and parts in automotive markets; protective and decorative powder coatings employed on metal substrates in commercial and automotive markets; coil coatings, extrusion coatings and other general industrial coatings for application to aluminum and steel substrates; and conventional and durable highway marking coatings products and application equipment.

ELECTRONIC MATERIALS GROUP

    This group manufactures chemicals for the electronics market, principally dry film photoresists used as part of a process to image circuit patterns on printed circuit boards as well as photoimageable solder masks for circuit boards and multichip modules.

SPECIALTY CHEMICAL PRODUCTS GROUP

    This group manufactures liquid dyes to color petroleum products for identification purposes and other dyes and coloring products used in printing and writing inks, and in plastics; sodium borohydride, a reducing agent used principally as a bleaching chemical in paper manufacturing; polysulfide polymers used in the production of sealants, rubber products, coatings and solid rocket fuel; sealants for insulating glass and aircraft; heat stabilizers and lubricants used in rigid polyvinyl chloride ("PVC") applications in the construction industry, principally for pipe and siding; industrial biocides for the protection of plastic products; and magnesium compounds.

------------------------
* The term "Company" as used herein refers to Morton International, Inc. and its subsidiaries, unless otherwise indicated.

                                      SALT

    The salt segment produces and sells salt, principally in the U.S. and Canada, under the MORTON and WINDSOR trademarks, respectively, for human and animal consumption, water conditioning, and highway ice melting, as well as for industrial and chemical uses.

    Table salt is sold under the MORTON and WINDSOR brands and under private labels. Sales of MORTON brand table salt in the U.S. are approximately equal to the aggregate sales of all other table salts. Salt for water conditioning is compressed or coarse grade and is sold principally for residential use, mostly in packages. Some coarse grade is sold in bulk for municipal and industrial water conditioning. Salt for industrial and chemical use is sold in bulk and in packages, and is used for food and meat processing and in a wide variety of chemical applications. Salt for ice melting on streets and highways is sold mostly in bulk form to government agencies, with some ice melting salt being sold in packages under the SAFE-T-SALT brand.

    Sales of salt are made through the Company sales force, as well as through independent distributors, agents and brokers. Regional sales offices and customer service facilities are maintained throughout the U.S. and Canada.

    Total salt production by the Company  in fiscal year 1995 was  approximately
11.9 million tons in the aggregate. Rock salt and brine well reserves vary, but all facilities have sufficient reserves to satisfy anticipated production requirements for the foreseeable future. Salt reserves for solar evaporation facilities are regarded as unlimited.

                           AUTOMOTIVE SAFETY PRODUCTS

    The automotive safety products segment, located in Utah, designs, develops, manufactures and sells gas generators ("inflators") and modules for use in driver, passenger and side-impact automotive airbag passive restraint systems. A module consists of an inflator, airbag and cover. The Company is also evaluating adaptive or tailorable airbag systems, for which it is developing SMART-TM-inflators and SMARTBAG-TM- modules.

    The Company markets its automotive safety products throughout the world directly to automobile manufacturers. In the United States, federal legislation will require driver- and passenger-side airbags in all passenger cars by model year 1998, and in all light trucks, vans and sport utility vehicles by model year 1999. Currently, U.S. automakers are producing dual-airbag vehicles ahead of the schedule mandated by law. In Europe, nearly all new cars are expected to have dual airbags by the end of the decade, and a similar rate of airbag introduction is anticipated for the domestic Japanese market. In view of the continued growth foreseen in the worldwide market, the Company has continued the expansion of its facilities that commenced in the late 1980's. Over 40 million units have been produced to date.

    The Company has a 50% owned joint venture (known as "Morton Bendix") with the Bendix Safety Restraints Group of Allied-Signal Inc. for the purpose of assembling passenger-side airbag modules. Such modules are marketed directly to applicable automobile manufacturers by the Company and the Bendix Safety Restraints Group. Morton Bendix has a module assembly facility in Maryville, Tennessee, which commenced operations in April 1992.

    The Company markets driver and passenger inflators to some Japanese automobile manufacturers through a 50% owned joint venture in Japan. On December 1, 1994, the Company established a Technical Center in Yokohama, Japan to provide technical and other liaison with its Asian customers.

    In anticipation of rapid growth in the European airbag market, the Company has acquired production facilities in Braunschweig, Germany, and Amsterdam, The Netherlands. Both facilities will be used for the assembly of airbag modules, and The Netherlands facility will also be used for the assembly of hybrid inflators. The Company has also established a European Technical Center near Stuttgart, Germany, in a facility that was acquired during the last quarter of fiscal 1995.

    Reflecting the Company's commitment to the development of new technologies, its patent application for a fluid-fueled inflator has been allowed by the U.S. Patent and Trademark Office. In addition, a patent for an adaptive airbag system using SMART-TM- inflators and SMARTBAG-TM- modules has been awarded jointly to the Company and to Robert Bosch GmbH. Both of these technologies are significant milestones in the evolution of airbags and in the Company's progress towards its goal of continuing to offer its customers the best alternatives in advanced products.

COMPETITION

    The majority of the specialty chemicals segment's business is highly competitive. The Company is the only U.S. producer of polysulfide polymers, but there is substantial competition from a foreign producer and a variety of alternative materials. The specialty chemicals segment is the world's largest producer of sodium borohydride, and has a majority share of the markets for biocides for incorporation into plastics and hydride chemicals. Principal methods of competition include technical service for specialized customer requirements, price and quality.

    All areas in which the salt segment operates are highly competitive. Although the salt segment is a major factor in the salt industry, its market share varies widely, depending on the geographic area and the type of product involved. This segment uses price, quality, service, product performance, and technical, advertising and promotional support as its principal methods of competition.

    Currently, the automotive safety products segment competes with a number of other firms, some of which are large, well-qualified and possess sufficient resources to compete effectively for the business of a relatively small number of automobile manufacturers selling large numbers of cars in the U.S., Europe and Asia. The continuing rapid expansion of the automotive airbag industry has led to a number of new entrants into the market.

RESEARCH AND DEVELOPMENT

    Expenses incurred for research and development activities related to Company businesses were $72.5 million, $66.1 million, and $68.6 million for fiscal 1995, 1994 and 1993, respectively.

ENVIRONMENTAL PROTECTION

    Federal, state and local environmental laws and regulations are increasing in number, complexity and stringency. Public perception of risk to health, safety and the environment has become the driving force behind many new regulations. It is the Company's policy to comply with these requirements, and the Company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its businesses. Some risk of environmental damage is, however, inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses.

    The Company is and has been engaged in the handling, manufacture, use and disposal of many substances which are classified as hazardous or toxic by one or more regulatory agencies. The Company believes that its handling, manufacture, use and disposal of such substances have generally been in accord with environmental laws and regulations. It is possible, however, that future knowledge or other developments, such as improved capability to detect substances in the environment, increasingly strict environmental laws and standards and enforcement policies thereunder, could bring into question the Company's handling, manufacture, use or disposal of such substances.

    Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company has been named a potentially responsible party and under which it may be liable for cleanup costs associated with approximately 60 inactive waste disposal sites. The Company's cleanup expenditures totaled approximately $3.0 million in fiscal 1995. Although, under some court interpretations of these laws, there is a possibility that a responsible party might have to bear more than its proportional share of the cleanup costs if it is unable to obtain appropriate contribution from other responsible parties, the Company has not had to bear significantly more than its proportional share in multiparty situations taken as a whole.

    Although the level of future expenditures for environmental matters cannot be determined with any degree of certainty, based on the facts presently known to it, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or liquidity. Capital expenditures related to environmental matters were $9.0 million for fiscal 1995 and are estimated at $10.5 million for fiscal 1996.

EMPLOYEES

    The number of employees of the Company at June 30, 1995 was approximately 13,800, compared to 13,100 at June 30, 1994.

RAW MATERIALS

    The Company's businesses use many raw materials in the manufacture of their products, all of which are generally bought from a large number of qualified suppliers. The Company's businesses have not experienced significant difficulty in obtaining raw materials.

SEASONALITY; BACKLOG

    Sales of highway ice control salt are quite seasonal, and vary with winter weather conditions in areas where that product is used. In keeping with industry practice, ice control salt is stockpiled both by the salt segment and by its customers in sufficient quantities to meet estimated requirements for the next season.

    Sales of products by the specialty chemicals and automotive safety products segments do not exhibit significant seasonal fluctuations. There are no material backlogs in the Company's businesses.

PATENTS AND TRADEMARKS

    The Company's businesses conduct comprehensive research and development programs to enable them to maintain their competitive position. The Company owns approximately 2,700 patents and patent applications, which expire on varying dates through the year 2015.

    The Company's businesses are engaged in research and development and own patents and patent applications in the fields of photochemicals for the printed circuit board industry, sodium borohydride reducing and bleach generating agents and other products, industrial biocides, heat stabilizers for PVC, asphalt additives, chemically vapor deposited lenses, polysulfide polymers, sealants and other polymers, specialty and powdered coatings, adhesives, dyes, salt and brine products, and airbag inflators, modules and gas generants.

    The Company believes that its present commercial position in these fields is enhanced by the patents it owns as well as the technical expertise, know-how, and trade secrets it has developed.

    The Company has about 1,900 U.S. and foreign trademarks and trademark applications which are generally renewable while the marks remain in use.

CUSTOMERS

    Neither the specialty chemicals nor salt segments is dependent upon any single customer, or any single group of customers, the loss of any one of which would have a material adverse effect on such business segment. However, the loss of certain existing customers of the automotive safety products segment currently could have a material adverse effect on such business.

ITEM 2.   PROPERTIES
    The Company considers the condition of its plants, warehouses and other properties to be generally good and adequate for the needs of its businesses.

    The table below sets forth the locations and approximate sizes of certain principal properties leased or owned by the Company and its subsidiaries:

                                            LAND (ACRES)       BUILDINGS (SQ. F.)      LEASE
                                        --------------------  --------------------    EXPIRES
    DOMESTIC LOCATIONS                    OWNED     LEASED      OWNED     LEASED        ON       DESCRIPTION
--------------------------------------  ---------  ---------  ---------  ---------  -----------  ------------------------------
 I.  CORPORATE HEADQUARTERS
    CHICAGO, IL
      100 N. Riverside................                                     301,834    3/31/2055  Corporate Headquarters
    110 North Wacker, Inc.
      110 N. Wacker Dr................                  1.0     201,000               3/31/2055  Former Corporate Headquarters
 II.  SPECIALTY CHEMICALS
  ADHESIVES & SPECIALTY POLYMERS GROUP
    Woburn, MA........................                                      22,100      6/30/96  Office & Research
    Weeks Island, LA..................      50.0                 44,810                          Manufacturing
    Ringwood, IL*.....................     118.3                202,114      6,885      2/28/96  Manufacturing
    Elk Grove Village, IL.............       3.9                 51,986                          Manufacturing
    Greenville, SC....................      78.0                 97,315                          Manufacturing
    Stamford, CT......................       3.1                 21,540                          Manufacturing
    West Alexandria, OH...............       8.4                 73,702      1,248      4/14/96  Manufacturing
    Seabrook, NH......................       5.5                 40,438                          Manufacturing
    Seabrook, NH......................                                      10,239      9/30/96  Office
    Woodstock, IL.....................      66.5                101,150                          Research
  COATINGS GROUP
    Warsaw, IN........................       7.5                101,878                          Manufacturing
    Wytheville, VA....................      23.7                 60,000                          Manufacturing
    Reading, PA.......................       3.1                 34,080                          Office & Research
    Reading, PA.......................      10.1                 93,830                          Manufacturing
    Batavia, IL.......................      11.2                 65,600                          Manufacturing
    Los Angeles, CA...................       1.2                 25,350                          Manufacturing
    Colton, CA........................       6.7                 46,800                          Manufacturing
    Columbus, OH......................                                       3,517     12/31/97  Research
    Chicopee, MA......................       7.3                 58,150                          Manufacturing
    Decatur, AL.......................      10.2                 89,635                          Manufacturing
    Dixon, CA.........................       2.0                 14,802                          Manufacturing
    Salem, OR.........................      11.8                 82,586                          Manufacturing
    Salem, OR.........................                  2.2      31,288                 9/30/98  Manufacturing
    Mt. Angel, OR.....................        .8                  4,400                          Manufacturing
    Orrville, OH......................       5.0                 54,620                          Manufacturing
    N. Brunswick, NJ..................                  3.8                 44,148     12/31/95  Manufacturing
    N. Brunswick, NJ..................                  3.6                 40,626     12/31/95  Office & Warehousing
    Chicago Heights, IL...............       6.0                 60,000                          Manufacturing
    Lansing, IL.......................      14.9                171,000                          Office, Manufacturing &
                                                                                                   Research
    Lansing, IL.......................       4.1                 40,400                          Storage & Manufacturing
    Rochester Hills, MI...............       6.5                 58,900                          Pilot Plant & Research
  ELECTRONIC MATERIALS GROUP
    Tustin, CA........................       7.0                122,500                          Office, Manufacturing &
                                                                                                   Research
    Moss Point, MS....................      39.7                111,325                          Manufacturing
    Spartanburg, SC...................                  3.2                 69,876    6/30/2004  Manufacturing

                                            LAND (ACRES)       BUILDINGS (SQ. F.)      LEASE
                                        --------------------  --------------------    EXPIRES
    DOMESTIC LOCATIONS                    OWNED     LEASED      OWNED     LEASED        ON       DESCRIPTION
--------------------------------------  ---------  ---------  ---------  ---------  -----------  ------------------------------
  SPECIALTY CHEMICAL PRODUCTS GROUP
    Beverly, MA.......................       3.5                 58,948                          Manufacturing & Research
    Elma, WA..........................      26.6                 40,000                          Manufacturing
    Chicago, IL.......................       2.4                 37,330                          Manufacturing
    Manistee, MI......................      76.8                 59,208                          Manufacturing (Leased from
                                                                                                 Salt Group)
    Cincinnati, OH....................      31.9                170,296                          Manufacturing
    Danvers, MA*......................      63.2                151,880                          Manufacturing
    Moss Point, MS....................     511.1                185,000                          Manufacturing
    Paterson, NJ......................       6.3                 63,546                          Manufacturing
    Garden Grove, CA..................                                      25,300    7/30/2000  Manufacturing
    North Andover, MA.................                                      33,406    6/30/2009  Office & Lab
III.  SALT
    Fairport, OH......................     152.1    5,000.0     100,222              12/31/2008  Mine Operation
    Grand Saline, TX..................     560.4                216,293                          Mine & Brine Operation
    Hutchinson, KS....................     444.6                172,414                          Brine Operation
    Long Beach, CA....................                  5.2                 20,000    7/31/2005  Warehouse & Bagging
    Manistee, MI......................     352.0                242,882                          Brine Operation
    Newark, CA........................      26.3                138,638                          Brine Operation
    Perth Amboy, NJ...................                  5.3                 40,320      4/30/98  Warehouse & Bagging
    Port Canaveral, FL................                  3.5      19,195               8/31/2009  Warehouse & Bagging
    Rittman, OH.......................   1,113.3                500,962                          Brine Operation
    Grantsville, UT...................  15,193.0    5,560.8      99,067               6/30/2017  Evaporation Pond Operation
    Silver Springs, NY................     806.9                189,695                          Brine Operation
    Weeks Island, LA..................     891.3      867.8     329,732               12/5/2070  Mine & Brine Operation
    Chicago, IL.......................       4.1                121,033                          Warehouse & Bagging
    Chicago, IL.......................      13.3                 28,050                          Stockpile Operation
    Glendale, AZ......................                108.3      42,600               5/31/2005  Evaporation Pond
    Glendale, AZ......................                 41.2                          12/12/2015  Operation
IV.  AUTOMOTIVE SAFETY PRODUCTS
    Ogden, UT.........................      19.5                103,740                          Headquarters & Manufacturing
    Ogden, UT.........................      87.7                251,000                          Manufacturing
    Ogden, UT.........................                  4.6                 49,500     11/30/96  Manufacturing
    Promontory, UT....................     526.3                227,000                          Manufacturing
    Brigham City, UT..................      92.0                585,000                          Manufacturing
    Maryville, TN**...................       4.1                 70,000                          Manufacturing
    Rochester Hills, MI...............                           12,720      5,100      3/17/99  Research, Development &
                                                                                                   Testing

 *Includes Adhesives & Specialty Polymers and Specialty Chemical Products
**Owned by Morton Bendix, a partnership in which the Company has a 50% equity interest

    FOREIGN LOCATIONS
--------------------------------------
 I.  SPECIALTY CHEMICALS
    Morton International
        G.m.b.H.
        Germany
      Dietzenbach (EM)................       1.0                 21,500                          Warehouse, Lab & Office
      Bremen (A)......................       7.2                137,500                          Manufacturing
      Osnabruck (A)...................       7.0                 78,500                          Manufacturing
      Strullendorf (C)................       7.6                 59,718                          Manufacturing, Research &
                                                                                                   Office
      Mannheim (SC)...................                                      42,965      8/31/99  Lab & Office
    Morton International S.p.A
        Italy
      Varese (EM).....................       2.2                 38,000                          Assembly & Distribution
      Pavia (A).......................        .4                 14,500                          Manufacturing
      Mozzate (A).....................      10.5                 76,688                          Manufacturing
      Garlasco (A)....................       4.8                 24,562                          Manufacturing & Office

                                            LAND (ACRES)       BUILDINGS (SQ. F.)      LEASE
                                        --------------------  --------------------    EXPIRES
    FOREIGN LOCATIONS                     OWNED     LEASED      OWNED     LEASED        ON       DESCRIPTION
--------------------------------------  ---------  ---------  ---------  ---------  -----------  ------------------------------
    Morton International B.V.
        The Netherlands
      Amersfoort (A)..................       3.6                 55,000                          Manufacturing
      Amersfoort (SC).................                                       5,380     11/30/99  Office
      Delfzijl (SC)...................                 14.8      18,639              12/31/2036  Manufacturing
    N.V. Morton International S.A.
        Belgium
      Kortenberg (SC).................                                       4,734    6/30/2004  Office & Lab
      Kontich (EM)....................       3.5                 15,171                          Warehouse & Office
    Morton International
        Limited
        England
      Warrington (EM).................                  4.9      76,245                3/4/2106  Manufacturing, Warehouse &
                                                                                                   Office
      Hounslow (SC)...................       7.0     (vacant)                                    Former Manufacturing
                                                                            14,375      4/12/98  Office
      Coventry (SC)...................                  1.0      12,000               3/30/2108  Office & Research
      Dewsbury (A, SC)................      19.6                 50,500                          Manufacturing
    Morton International S.A.
        France
      Semoy (A).......................       1.1                 82,723                          Office, Manufacturing,
                                                                                                   Warehouse, Research
      Igny (EM).......................        .2                  5,000                          Office & Warehouse
      Jouy en Josas (C)...............                                       3,600    5/31/2000  Warehouse & Office
    Morton International, Ltd.
        Canada
      Ajax, Ontario (A, C)............       5.6                 17,490                          Manufacturing
    Morton International S.A.
        de C.V., Mexico
      Mexico City (A, C)..............        .8                 25,000                          Manufacturing
    Morton Japan, Ltd
        Japan
      Kodama (EM).....................       1.7                 21,381                          Manufacturing, Warehouse,
                                                                                                   Office & Lab
    Morton International, Ltd.
        Japan
      Tokyo (A).......................                                       1,349      8/31/96  Office
    Morton International Pte. Ltd.
        Singapore
      Singapore (A)...................                                       1,352      8/14/97  Office
      Singapore (SC)..................                                         910      6/30/96  Office
 II.  SALT
    The Canadian Salt
        Company Limited
        Canada
      Pointe Claire, Quebec...........                                      14,250    8/31/2009  Company Headquarters
      Lindbergh, Alberta..............     103.6                112,000                          Brine Operation
      Ojibway, Ontario................     250.0                143,000                          Mine Operation
      Pugwash, Nova Scotia............     161.4                131,000                          Mine & Brine Operation
      Regina-Belle Plaine,
        Saskatchewan..................      17.0                113,000                          Brine Operation
      Windsor, Ontario................      19.3                264,000                          Brine Operation
      Magdalen Islands,
        Quebec........................      25.0                 64,583                          Mine Operation
    Morton Bahamas Ltd.
        Bahamas
      Inagua..........................  51,541.5                 12,000                          Evaporation Pond Operation

                                            LAND (ACRES)       BUILDINGS (SQ. F.)      LEASE
                                        --------------------  --------------------    EXPIRES
    FOREIGN LOCATIONS                     OWNED     LEASED      OWNED     LEASED        ON       DESCRIPTION
--------------------------------------  ---------  ---------  ---------  ---------  -----------  ------------------------------
III.  AUTOMOTIVE SAFETY PRODUCTS
    Morton International
        G.m.b.H.
        Germany
      Braunschweig....................      12.3                 70,000                          Manufacturing
      Markgroningen...................       1.3                 41,580                          Technical Center
    Morton International, Inc.
        Japan
      Yokohama........................                                      16,285     11/30/99  Technical Center
    Morton Manufacturing B.V.
        The Netherlands
      Amsterdam.......................                 14.1     334,700              12/31/2044  Manufacturing

------------------------------
KEY:
  A:  Adhesives & Specialty Polymers Group      EM:  Electronic Materials Group
  C:  Coatings Group                            SC:  Specialty Chemical Products Group

ITEM 3.   LEGAL PROCEEDINGS

LITIGATION AND REGULATION

    NEW JERSEY DEPARTMENT OF ENVIRONMENTAL PROTECTION AND ENERGY V. VENTRON CORPORATION, ET AL., Superior Court of Bergen County, New Jersey, filed on March 31, 1976. After a 55-day trial held in 1979 and unsuccessful appeals to the Appellate Division and to the Supreme Court of New Jersey, Ventron (a corporate predecessor of the Company) and its co-defendant, Velsicol Corporation, were each held jointly and severally liable for the cost of remediation necessary to correct mercury related environmental problems associated with a former mercury processing plant located in Wood-Ridge, New Jersey. Subsequent to the liability holding, Ventron, Velsicol and the State of New Jersey entered into a consent order under which Ventron and Velsicol agreed, subject to certain conditions and limitations, to share the costs of a technical study to determine the appropriate remedy for environmental problems associated with the former Wood-Ridge operation. In October 1989, the Company and Velsicol filed suit in the United States District Court for the District of New Jersey alleging that the 35 defendants named therein were additionally responsible, at least in part, for the costs of such technical study and any remedial action that may be required. Defendants were present and former owners or operators of neighboring industrial facilities and waste disposal sites, as well as others believed to share responsibility for environmental problems attributed to the Company and Velsicol. With the consent of all parties, this action was later dismissed without prejudice pending completion of negotiations among the Company, Velsicol, and New Jersey authorities leading to a consent order modification (or an arrangement pursuant to the existing order) permitting, among other things, the technical study of the Wood-Ridge plant site to proceed separately and providing for an independent but coordinated regional technical study of the Berry's Creek Drainage Basin, performed in due course by the Company, Velsicol and other potentially responsible parties (estimated to number in excess of 100). In July 1993, the Supreme Court of New Jersey ruled in an action styled Morton International, Inc. v. General Accident Insurance Company of America, et al that the Company was not entitled to indemnity under various comprehensive general liability policies for environmental cleanup and related expenses resulting from Ventron's operation of the mercury plant. Because of the absence of site specific data, the unique nature of mercury plant wastes, and the complex characteristics of the Wood-Ridge plant site and Berry's Creek Drainage Basin, no reliable estimate can presently be made of the Company's liability (or range of exposure) until the technical studies are sufficiently completed to permit such determination. It is anticipated that the Wood-Ridge plant site technical study will begin in fiscal 1996 and will be completed in approximately 42 months. Study of the Berry's Creek Drainage Basin should begin after commencement of the plant site study on a timetable yet to be determined. The Company's ultimate exposure will also depend upon the continued participation of Velsicol and on the results of both formal and informal attempts to spread liability to others believed to share responsibility. Such attempts will include negotiations or litigation with potentially responsible parties, and additionally in the case of the Berry's Creek Drainage Basin, the anticipated use of administrative enforcement mechanisms by New Jersey authorities to influence other potentially responsible parties to join in a coordinated regional study and remediation.

    SUBPOENA DUCES TECUM--WEST VIRGINIA ATTORNEY GENERAL'S OFFICE. WEST VIRGINIA INVESTIGATION--DE-ICING SALT. On September 29, 1994, the West Virginia Attorney General's Office served a subpoena and interrogatories on the Company requiring production of documents and the disclosure of information relating to that state's highway de-icing salt purchases since January 1, 1992. The subpoena and interrogatories, which the Company answered in a timely manner, were issued in connection with a civil investigation into possible violations of the West Virginia Antitrust Act. Nothing has occurred since the Company's response, and this matter is now considered to be inactive.

    MISCELLANEOUS. The Company is involved in a number of additional pending legal and administrative proceedings which are not expected, individually or in the aggregate, to be material to its business or financial condition. There are governmental agencies with authority to limit or prohibit distribution of some of the Company's products should they formally conclude that continued distribution is unsafe to the population or the environment. There are currently no challenges pending, the resolution of which would have a material effect upon the Company's operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS REQUIRED BY INSTRUCTION 3. TO ITEM
  401(B) OF REGULATION S-K)
    Generally, officers are elected by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, and they serve for the succeeding year until the next such meeting, or until their successors are elected and qualify. The next Annual Meeting of Shareholders will be held on October 26, 1995.

    Listed below are the executive officers of the Company as of the date hereof:

           NAME AND AGE                               *POSITION
-----------------------------------  -------------------------------------------
S. Jay Stewart (57)................  Chairman  of  the  Board,  Chief  Executive
                                     Officer and Director

William E. Johnston (55)...........  Executive Vice President, Administration

Walter W. Becky II (52)............  Group  Vice  President and  President, Salt
                                     Group

Daniel D. Feinberg (52)............  Group   Vice   President   and   President,
                                     Electronic Materials Group

James J. Fuerholzer (59)...........  Group   Vice   President   and   President,
                                     Specialty Chemical Products Group

Stephen A. Gerow (52)..............  Group   Vice   President   and   President,
                                     Coatings Group

           NAME AND AGE                               *POSITION
-----------------------------------  -------------------------------------------
Fred J. Musone (51)................  Group   Vice   President   and   President,
                                     Automotive Safety Products Group

Thomas S. Russell (50).............  Group   Vice   President   and   President,
                                     Adhesives & Specialty Polymers Group

Nancy A. Hobor (49)................  Vice President, Communications and Investor
                                     Relations

Christopher K. Julsrud (48)........  Vice President, Human Resources

Donald L. Kidd (64)................  Vice  President, Management Information and
                                     Services

Thomas F. McDevitt (55)............  Vice President Finance and Chief  Financial
                                     Officer

P. Michael Phelps (62).............  Vice President and Secretary

James R. Stanley (63)..............  Vice   President  for   Legal  Affairs  and
                                     General Counsel

Bruce G. Wolfe (52)................  Treasurer

Lisa F. Zumbach (39)...............  Controller

------------------------
* With the exception of Mr. Musone, who joined the Company from Federal-Mogul Corporation in 1995, all of the executive officers have held senior management or professional positions with the Company for more than the past five years. For Federal-Mogul, Mr. Musone was President of Worldwide Manufacturing from 1993 to 1995 and President, Chassis Product Operations from 1989 to 1993.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
    Information concerning the market for the Company's common equity and related security holder matters is included on page 32 of the Company's Annual Report to Shareholders for fiscal 1995, and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
    Selected financial data for the ten fiscal years ended June 30, 1995 are included on pages 34-35 of the Company's Annual Report to Shareholders for fiscal 1995, and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Management's Discussion and Analysis of Financial Condition and Results of Operations for the three fiscal years ended June 30, 1995, is included on pages 16-19 of the Company's Annual Report to Shareholders for fiscal 1995, and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The consolidated balance sheets of the Company as of June 30, 1995 and 1994, and the consolidated statements of income and cash flows for each of the three years in the period ended June 30, 1995, and notes to consolidated financial statements which are included on pages 20-31 of the Company's Annual Report to Shareholders for fiscal 1995 are incorporated herein by reference. Quarterly results of operations on page 32 of the Annual Report to Shareholders for fiscal 1995 are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
    None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    Information concerning the directors and nominees for director of the Company is included on pages 2-5 of the Company's definitive Proxy Statement dated September 14, 1995, and is incorporated herein by reference.

    Information concerning the executive officers of the Company is included on pages 9-10, Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION
    Information concerning executive compensation for fiscal 1995 is included on pages 8-18 of the Company's definitive Proxy Statement dated September 14, 1995, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
    Information concerning beneficial ownership of the Company's common stock is included on page 7 of the Company's definitive Proxy Statement dated September 14, 1995, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    Information concerning certain relationships and related transactions is included on page 8 of the Company's definitive Proxy Statement dated September 14, 1995, under the caption "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
 FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

 1. FINANCIAL STATEMENTS

    The  following  consolidated financial  statements  of the  Company  and its
subsidiaries, included  on  pages         of  the  Company's  Annual  Report  to
Shareholders for the fiscal year ended June 30, 1995, are incorporated herein by reference:

    Consolidated Statements of Income--Years ended June 30, 1995, 1994 and 1993

    Consolidated Balance Sheets--June 30, 1995 and 1994

    Consolidated Statements of Cash Flows--Years ended June 30, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements

 2. FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial information for the fiscal years 1995, 1994 and 1993 is submitted herewith:

                                                                                              PAGE
                                                                                            ---------
Report of Independent Auditors............................................................     F-1
Schedule II       --Valuation and Qualifying Accounts.....................................     F-2

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

 3. INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
---------     ------------------------------------------------------  ------------------------------------------------------
 (3)  Articles of incorporation and by-laws
      (a)     Restated Articles of Incorporation of the Company.      Incorporated  by   reference   to   Exhibit   3.2   to
                                                                       Registration Statement No. 33-28803
      (b)     By-laws  of  the Company  amended through  January 24,  Incorporated by  reference to  Exhibit (3)(b)  to  the
               1991.                                                   Company's Report on Form 10-K for fiscal 1991
 (4)  Instruments defining the rights of security holders, including indentures
      (a)     Rights Agreement dated as of June 12, 1989 between the  Incorporated   by   reference   to   Exhibit   4.1  to
               Company and The First National Bank of Chicago          Registration Statement No. 33-28803
      (b)     Amendment dated January 24, 1991, to Rights  Agreement  Incorporated  by  reference to  Exhibit (4)(a)  to the
               dated June 12, 1989 between the Company and The First   Company's Report on Form 10-K for fiscal 1991
               National Bank of Chicago.
      (c)     Amendment No.  2  dated  August 11,  1994,  to  Rights  Incorporated  by reference to  the Company's Report on
               Agreement dated June 12, 1989 between the Company and   Form 8-A12B/A
               The First National Bank of Chicago.
      (d)     See Exhibits (3)(a) and (3)(b) above

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
---------     ------------------------------------------------------  ------------------------------------------------------
(10)  Material contracts
      (a)   * Key Executive  Long-Term Incentive  Program  effective  Filed herewith electronically for fiscal 1996-98.
      (b)   * Key   Executive  Annual  Bonus   Program  (Program  1)  Filed herewith electronically
               effective for fiscal 1996.
      (c)     Staff  Executive  Annual  Bonus  Program  (Program  2)  Filed herewith electronically effective for fiscal 1996.
      (d)   * 1989  Incentive Plan,  renamed by  amendment effective  Incorporated by reference  to Exhibit  (10)(d) to  the
               June 23, 1994.                                          Company's Report on Form 10-K for fiscal 1994
      (e)   * Morton  Thiokol, Inc.  Survivor Income  Benefits Plan,  Incorporated  by   reference  to   Exhibit  10.14   to
               amended  through  March  24,  1983,  assumed  by  the   Registration Statement No. 33-28803
               Company.
      (f)   * Morton International,  Inc. Executive  Post-Retirement  Incorporated  by reference  to Exhibit  (10)(f) to the
               Life Insurance Plan.                                    Company's Report on Form 10-K for fiscal 1992
      (g)   * Arrangements  whereby  the  Company  compensates   its  N/A
               independent  auditors for tax services to certain key
               executives, concerning which arrangements there is no
               written document.
      (h)  ** Form of Employment Agreement  between the Company  and  Incorporated  by reference  to Exhibit  (10)(g) to the
               certain of its executive officers (including the five   Company's Report on Form 10-K for fiscal 1990
               most highly compensated, except S. J. Stewart).
      (i)  ** Executive Employment Agreement,  dated April 1,  1994,  Incorporated  by reference  to Exhibit  (10)(i) to the
               between the Company and S. J. Stewart                   Company's Report on Form 10-K for fiscal 1994
      (j)   * Supplemental Executive Retirement Program.              Incorporated by reference to Exhibits 10.15 and  10.16
                                                                       to Registration Statement No. 33-28803
      (k)     1994 Non-Employee Directors Stock Plan                  Filed herewith electronically
      (l)     Non-Employee Directors Deferred Compen-                 Filed herewith electronically
               sation Plan
(11)  Statement re computation of per share earnings
      (a)     Statement  re computation of per share earnings of the  Filed herewith electronically
               Company and subsidiaries, for  the three years  ended
               June 30, 1995, 1994 and 1993.
(13)  Annual report to security holders
      (a)     Annual  Report  to  Shareholders  of  the  Company for  Filed herewith electronically
               fiscal  1995  (financial   information  only:   pages
               16-35).
(22)  Subsidiaries of the registrant
      (a)     Subsidiaries of the Company.                            Filed herewith electronically

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
---------     ------------------------------------------------------  ------------------------------------------------------
(27)  Financial data schedule for year ended June 30,                 Filed herewith electronically
      1995

------------------------
 *Exhibits 10(a), (b), (d), (e), (f), (g), and (j) consist of compensation plans or arrangements in which all of the Company's five most highly compensated executive officers currently participate, except that only W. E. Johnston and
  T. S. Russell participate in Exhibit 10(j). These plans and, where applicable, the foregoing individuals' current benefits under each (except Exhibit 10(g)) are described in the section captioned "Executive Compensation" beginning on page 7 of the Company's definitive Proxy Statement dated September 14, 1995, which descriptions are incorporated herein by reference.

**Descriptions of these employment  agreements are set forth  on page 15 of  the
  Company's   definitive  Proxy  Statement  dated   September  14,  1995,  which
  descriptions are incorporated herein by reference.

(b) REPORTS ON FORM 8-K

    Not applicable

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AS OF THE 24TH DAY OF AUGUST, 1995.

                                                MORTON INTERNATIONAL, INC.
                                                       (REGISTRANT)

                                          By          /S/ T. F. MCDEVITT

                                            ------------------------------------
                                                       T. F. MCDEVITT
                                                 VICE PRESIDENT FINANCE AND
                                                  CHIEF FINANCIAL OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF THE 24TH DAY OF AUGUST, 1995.

              SIGNATURE                                            TITLE
--------------------------------------   ----------------------------------------------------------

                                               Chairman of the Board, Chief Executive Officer
          /S/ S. J. STEWART                      and Director (Principal Executive Officer)
--------------------------------------
            S. J. STEWART

                                             Vice President Finance and Chief Financial Officer
          /S/ T. F. MCDEVITT                           (Principal Financial Officer)
--------------------------------------
            T. F. MCDEVITT

                                                                 Controller
          /S/ L. F. ZUMBACH                            (Principal Accounting Officer)
--------------------------------------
            L. F. ZUMBACH

          /S/ R. M. BARFORD                                       Director
--------------------------------------
            R. M. BARFORD

           /S/ W. T. CRESON                                       Director
--------------------------------------
             W. T. CRESON

            /S/ D. C. FILL                                        Director
--------------------------------------
              D. C. FILL

           /S/ R. L. KEYSER                                       Director
--------------------------------------
             R. L. KEYSER

          /S/ F. W. LUERSSEN                                      Director
--------------------------------------
            F. W. LUERSSEN

              SIGNATURE                                            TITLE
--------------------------------------   ----------------------------------------------------------

           /S/ E. J. MOONEY                                       Director
--------------------------------------
             E. J. MOONEY

          /S/ G. A. SCHAEFER                                      Director
--------------------------------------
            G. A. SCHAEFER

           /S/ R. W. STONE                                        Director
--------------------------------------
             R. W. STONE

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
  Board of Directors
Morton International, Inc.

    We have audited the consolidated financial statements of Morton International, Inc. and subsidiaries listed in the Index at Item 14(a)(1) of the annual report on Form 10-K of Morton International, Inc. for the year ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morton International, Inc. and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions and postemployment benefits in 1993.

                                          ERNST & YOUNG LLP

Chicago, Illinois
July 31, 1995

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  MORTON INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)


                    COL. A                        COL. B                  COL. C                   COL. D         COL. E

                                                                         ADDITIONS
                                                             ---------------------------------
                                                                   (1)               (2)
                                                BALANCE AT                        CHARGED TO
                                                BEGINNING    CHARGED TO COSTS   OTHER ACCOUNTS   DEDUCTIONS     BALANCE AT
                 DESCRIPTION                    OF PERIOD      AND EXPENSES       --DESCRIBE     --DESCRIBE    END OF PERIOD
Allowance for doubtful accounts:
    Year ended June 30, 1995..................    $10,539         $4,940            --            $2,577(A)        $13,300
                                                                                                    (398)(B)
    Year ended June 30, 1994..................     9,025           3,124            --             1,868(A)        10,539
                                                                                                    (258)(B)
    Year ended June 30, 1993..................     8,426           3,419            --             2,114(A)         9,025
                                                                                                     706(B)

------------------------
    Note A-- Represents write-offs less recoveries.
    Note B-- Foreign currency translation adjustment.

                        CONSENT OF INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statement Number 33-29194 on Form S-8, Registration Statement Number 33-29195 on Form S-8, Registration Statement Number 33-30147 on Form S-8, Registration Statement Number 33-44170 on Form S-8, and Registration Statement Number 33-56199 on Form S-8 of our report dated July 31, 1995, with respect to the consolidated financial statements and schedule of Morton International, Inc. and subsidiaries, included or incorporated by reference in the Annual Report (Form 10-K) for the year ended June 30, 1995.

                                          ERNST & YOUNG LLP

Chicago, Illinois
September 18, 1995