Form 10-Q
period 1995-09-30
MORTON INTERNATIONAL INC
filed 1995-11-14
CIK 68361

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ______________


                          Commission File No. 1-10270

                           MORTON INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Indiana                                 36-3640053
---------------------------------------   ------------------------------------
(State of Incorporation or Organization)  (I.R.S. Employer Identification No.)


100 North Riverside Plaza, Chicago, Illinois                     60606-1596
--------------------------------------------                     ----------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number                                    (312) 807-2000
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

                                 Yes   X    No
                                     -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                       Outstanding at September 30, 1995
-----------------------------           ---------------------------------
Common Stock, $1.00 par value                   148,360,357 shares

                           MORTON INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                                                      INDEX

                                                                      PAGE
                                                                      ----

PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements (Unaudited)

           Consolidated Statements of Income and Retained
               Earnings - Three months ended
               September 30, 1995 and 1994                             3

           Consolidated Balance Sheets - September 30, 1995
               and June 30, 1995                                       4

           Consolidated Statements of Cash Flows -
               Three months ended September 30, 1995 and 1994          5

           Notes to Consolidated Financial Statements -
               September 30, 1995                                      6

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           7 - 8

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                              9

SIGNATURE                                                              9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           MORTON INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                       (IN MILLIONS EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                                September 30
                                                      ------------------------
                                                             1995        1994
                                                      ------------    --------
Net sales                                            $      809.6   $   745.5
Interest, royalties and sundry income                         8.3         5.0
                                                      ------------    --------
                                                            817.9       750.5
                                                      ------------    --------
Deductions from income:
   Cost of products sold                                    580.4       521.0
   Selling, administrative and general expense              101.6       104.6
   Research and development expense                          19.6        16.5
   Interest expense                                           6.1         6.8
   Amortization of goodwill                                   2.5         2.5
                                                      ------------    --------
                                                            710.2       651.4
                                                      ------------    --------
Income before income taxes                                  107.7        99.1
Income taxes                                                 40.4        37.2
                                                      ------------    --------
Net income                                                   67.3        61.9


Retained earnings at beginning of period                  1,417.6     1,188.6
Cash dividends:  $.13 per share for the
  three months ended September 30, 1995 and
  $.11 for the three months ended September 30,
  1994, respectively                                        (19.3)      (16.3)
                                                      ------------    --------

Retained earnings at end of period                   $    1,465.6   $ 1,234.2
                                                      ------------    --------
                                                      ------------    --------

Net income per share                                 $        .45   $     .41
                                                      ------------    --------
                                                      ------------    --------

Shares used in computation (in thousands)                 150,581     149,986
                                                      ------------    --------
                                                      ------------    --------


See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)


                                                           September 30      June 30
                                                              1995            1995
                                                         --------------    ----------
                                                                             (Note)
     ASSETS
     ------
Current assets
   Cash and cash equivalents                              $      76.2      $     88.3
   Receivables                                                  601.1           561.5
   Deferred income tax benefits                                  24.3            24.3
   Inventories                                                  431.6           397.2
   Prepaid expenses                                             106.5            96.9
                                                           ------------     ----------
          Total current assets                                1,239.7         1,168.2

Other assets
   Cost in excess of net assets of businesses acquired,
     less amortization                                          322.0           324.1
   Investments in affiliates                                     79.9            79.2
   Miscellaneous                                                 63.9            65.0
                                                           -----------      ----------
                                                                465.8           468.3

Property, plant and equipment, at cost                        2,045.4         2,006.0
   Less allowances for depreciation                             924.7           886.5
                                                           -----------      ----------
                                                              1,120.7         1,119.5
                                                           -----------      ----------
                                                          $   2,826.2      $  2,756.0
                                                           ----------       ----------
                                                           ----------       ----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable and current portion of long-term debt    $      51.2      $     42.3
   Accounts payable                                             278.4           284.1
   Accrued salaries, wages and other compensation                55.7            66.1
   Other accrued expenses                                       123.8           131.7
   Income taxes                                                  58.6            29.9
                                                           -----------      ----------
          Total current liabilities                             567.7           554.1

Long-term debt, less current portion                            218.5           218.5
Deferred income taxes                                            54.6            54.5
Accrued postretirement benefits other than pensions             153.8           152.1
Other noncurrent liabilities                                    113.8           113.3

Shareholders' equity
   Preferred Stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common Stock (par value $1.00 per share)
     Authorized - 300.0 shares
       Issued-148.4 shares and 148.3 shares at
        September 30 and June 30, 1995                          148.4           148.3
   Additional paid-in capital                                    64.6            62.2
   Retained earnings                                          1,465.6         1,417.6
   Foreign currency translation adjustment and other             39.2            35.4
                                                           -----------      ----------
          Total Shareholders' Equity                          1,717.8         1,663.5
                                                           -----------      ----------
                                                          $   2,826.2      $  2,756.0
                                                           -----------      ----------
                                                           -----------      ----------

Note: The balance sheet at June 30, 1995 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                          Cash Provided (Used)
                                                                           Three Months Ended
                                                                              September 30
                                                                         -----------------------
                                                                           1995            1994
                                                                         ------      ----------
OPERATING ACTIVITIES
  Net income                                                            $  67.3     $      61.9
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                        45.2            39.2
      Deferred income taxes                                                 0.1             0.1
      Undistributed earnings of affiliates                                 (2.9)           (1.9)
      Changes in operating assets and liabilities:
          Increase in receivables                                         (42.8)          (27.4)
          Increase in inventories and prepaid expenses                    (44.9)          (44.2)
          Decrease in accounts payable and
            accrued expenses                                              (22.7)          (22.2)
          Increase in accrued income taxes                                 29.5            13.3
          Other - net                                                       4.3             2.1
                                                                         -------     -----------
            Net cash provided by operating activities                      33.1            20.9
                                                                         -------     -----------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                               (47.4)          (68.9)
  Proceeds from property and other asset disposals                          1.2             0.4
                                                                         -------     -----------
            Net cash used for investing activities                        (46.2)          (68.5)
                                                                         -------     -----------

FINANCING ACTIVITIES
  Increase in notes payable                                                10.5            69.6
  Repayment of long-term debt                                              (0.1)           (0.1)
  Stock option transactions                                                 1.9             1.9
  Dividends paid                                                          (19.3)          (16.3)
                                                                         -------     -----------
            Net cash (used for) provided by financing activities           (7.0)           55.1
                                                                         -------     -----------

Effect of foreign exchange rate changes on cash
  and cash equivalents                                                      8.0            (0.4)
                                                                         -------     -----------
(Decrease) increase in cash and cash equivalents                          (12.1)            7.1
Cash and cash equivalents at beginning of year                             88.3            58.7
                                                                         -------     -----------
Cash and cash equivalents at end of period                              $  76.2     $      65.8
                                                                         -------     -----------
                                                                         -------     -----------

See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

INVENTORIES

Inventories are stated at lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                                            Sept. 30  June 30
                                                              1995      1995
                                                            --------  -------
          Finished products and work-in-process              $311.9    $287.0
          Materials and supplies                              119.7     110.2
                                                              -----     -----
                                                             $431.6    $397.2
                                                              -----     -----
                                                              -----     -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net income for the first quarter of fiscal 1996 was $67.3 million, a 9 percent increase over the same period last year. Sales for the first quarter were $809.6 million versus $745.5 million last year, also up 9 percent. Earnings per share were 45 cents, up 10 percent over last year's 41 cents.

Specialty chemical sales in the quarter were up 5 percent to $395.1 million while earnings were down 5 percent to $56.4 million. Lower volumes, caused primarily by sluggish economic conditions in North America, and continued higher raw material prices squeezed operating margins, resulting in lower levels of
profits for most specialty chemical product lines.    However, certain product
lines posted strong sales and profit increases including: product lines sold outside of North America such as Morton's European packaging and industrial adhesives products; liquid polysulfide polymers for sealants; electronic materials for printed circuit boards, sodium borohydride for the pulp and paper industries; advanced materials going into the semiconductor business; and powder coatings where environmental benefits are causing manufacturers to switch from liquid coatings.

The impact of raw material cost increases not recovered by price increases was approximately $4.5 million in the first quarter of fiscal 1996. The impact of foreign exchange on chemical sales and earnings was favorable during the first quarter of fiscal 1996 compared to the prior year, improving sales by $6.7 million and earnings by $1.1 million.

Salt sales of $111.5 million were down by 1 percent in the quarter while operating profits of $19.7 million declined by 15 percent. Ice control sales were approximately 40 percent below the first quarter of fiscal 1995. The prior year first quarter benefitted from depleted inventories following the severe winter of 1993-4 and reflected record sales. In contrast, ice control salt inventory levels in the first quarter of fiscal 1996 remain high after last year's mild winter, resulting in significantly lower volumes and overall flat pricing. Most of the remainder of the salt product lines did well although year-over-year profits for the first quarter were negatively impacted by packaging and ingredient cost increases effective later in fiscal 1995 which have not been fully recovered by price increases.

Morton Automotive Safety Products sales of $303.0 million increased 19 percent in the quarter ended September 30, 1995, and earnings of $50.9 million rose 22 percent over the same period last year. Sales of passenger-side inflators and modules grew faster than driver-side inflators and modules as more vehicles offer full front seat protection in the United States. Additional sales growth came from European and Japanese car manufacturers providing vehicles with airbags as standard equipment for their domestic cars. Among the largest increases in the quarter were General Motors inflators and modules for both sides, Ford modules for both sides, Nissan inflators for both sides, Toyota inflators for the driver side, and Mercedes inflators for the passenger side.

Corporate expenses in the quarter were below the same quarter in the prior year by 22 percent. Contributing to the positive swing in expenses were lower net interest costs, foreign exchange gains and continued overall tight cost control.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities were a source of cash in the three month periods ended September 30, 1995 and 1994, providing $33.1 million and $20.9 million, respectively.

Net income provided cash of $67.3 million in the first quarter of fiscal 1996 compared to $61.9 million last year. Depreciation and amortization was $6.0 million higher in the current period. This increase is primarily the result of the high level of capital spending at the airbag facilities in Utah in recent years as projects are completed and assets capitalized. Changes in operating assets and liabilities resulted in a $76.6 million use of funds this year compared to a $78.4 million use of funds during the first three months of last year.

Investing activities in the first quarter of fiscal year 1996 were primarily the result of capital spending, which used $47.4 million of cash compared to $68.9 million in the same period last year. The major reduction in capital spending this quarter compared to the same quarter last year is at the airbag facilities in Utah and reflects the overall decrease in capital spending levels compared with prior years as well as the timing of expenditures. Expansion related to certain chemical products as well as basic upkeep of the Salt and Chemical facilities continue to be areas of capital spending.

Financing activities for the first quarter of fiscal year 1996 were a $7.0 million use of funds compared to funds provided of $55.1 million during the same period in the prior year. Short-term notes payable increased $10.5 million in the current period compared with a $69.6 million increase during the first quarter of last year. This change reflects the lower level of borrowing required in fiscal 1996 as cash generated from operations increased and capital
spending decreased.   Dividend payments for the first quarter of fiscal year
1996 increased to $19.3 from $16.3 in the same period last year, due primarily to the increase in the dividend rate paid per share.

The Company's current ratio at September 30, 1995 was 2.2 compared to 2.1 at June 30, 1995. Total debt as a percentage of total capitalization at September 30, 1995 was 13.2%, unchanged from June 30, 1995.

As of September 30, 1995 the Company has unexpended authorizations for fixed asset spending of $184.2 million. These authorizations related primarily to the expansion of the airbag business, at a reduced level, as well as general facility expansion, product improvement, and maintenance Company-wide.

On October 26, 1995, the Company's Board of Directors authorized the buy back of up to 10 million shares of the Company's common stock on the open market.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending and dividend payments in the foreseeable future.

                          PART  II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


The Company did not file any 8-K Reports during the fiscal quarter ended September 30, 1995.


                      *************************************

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MORTON INTERNATIONAL, INC.
                                           ------------------------------------
                                                       (Registrant)


Date:   November  13, 1995            BY:         "/s/L. F. Zumbach"
      -------------------------            ------------------------------------
                                                  L. F. Zumbach
                                                   Controller
                                           (Principal Accounting Officer)