Form 10-Q
period 1995-12-31
MORTON INTERNATIONAL INC
filed 1996-02-14
CIK 68361

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 1995
                                    OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to______________


                       Commission File No. 1-10270

                        MORTON INTERNATIONAL, INC.
          (Exact Name of Registrant as Specified in its Charter)


                Indiana                                36-3640053
----------------------------------------   ------------------------------------
(State of Incorporation or Organization)   (I.R.S. Employer Identification No.)


100 North Riverside Plaza, Chicago, Illinois                      60606-1596
--------------------------------------------                      ----------
 (Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number                                   (312) 807-2000
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

                                Yes   X    No
                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                              Outstanding at December 31, 1995
-----------------------------                  --------------------------------
Common Stock, $1.00 par value                            147,061,200 shares

                           MORTON INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q




                                                                  INDEX

                                                                  PAGE
                                                                  ----
PART I.  FINANCIAL INFORMATION:
------------------------------
Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Income and Retained
              Earnings - Three months and Six months ended
              December 31, 1995 and 1994                          3

          Consolidated Balance Sheets - December 31, 1995
              and June 30, 1995                                   4

          Consolidated Statements of Cash Flows -
                  Six months ended December 31, 1995 and 1994     5

          Notes to Consolidated Financial Statements -
              December 31, 1995                                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      7 - 9

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submissions of Matters to a Vote of Security-Holders     10

Item 6.  Exhibits and Reports on Form 8-K                         10

SIGNATURE                                                         10

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
-----------------------------------------

                        MORTON INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE DATA)



                                                       Three Months Ended         Six Months Ended
                                                           December 31               December 31
                                                        1995        1994           1995       1994
                                                       -------    -------        -------     -------
Net sales                                           $   916.1   $   830.9      $ 1,725.7   $ 1,576.4
Interest, royalties, and sundry income                   30.8         5.3           39.1        10.4
                                                       -------    -------        -------     -------
                                                        946.9       836.2        1,764.8     1,586.8
Deductions from income:
   Cost of products sold                                645.2       586.0        1,225.6     1,107.1
   Selling, administrative, and general expense         111.7       106.2          213.3       210.8
   Research and development expense                      21.9        17.7           41.5        34.2
   Interest expense                                       6.3         7.4           12.4        14.2
   Amortization of goodwill                               2.6         2.6            5.1         5.1
                                                       -------    -------        -------     -------
                                                        787.7       719.9        1,497.9     1,371.4
                                                       -------    -------        -------     -------
Income before income taxes                              159.2       116.3          266.9       215.4
Income taxes                                             59.7        43.6          100.1        80.8
                                                       -------    -------        -------     -------
Net Income                                               99.5        72.7          166.8       134.6

Retained earnings at beginning of period              1,465.6     1,234.2        1,417.6     1,188.6
Cash dividends: $.13 and $.11 per share for the
  three months ended December 31, 1995 and 1994,
  respectively; $.26 and $.22 per share for the
  six months ended December 31, 1995 and 1994,
  respectively.                                         (19.3)      (16.2)         (38.6)      (32.5)
                                                       -------    -------        -------     -------

Retained earnings at end of period                  $  1,545.8  $ 1,290.7      $ 1,545.8   $ 1,290.7
                                                       =======    =======        =======     =======

Net income per share                                $      .66  $     .49      $    1.11   $     .90
                                                       =======    =======        =======     =======

        Shares used in computation (in thousands)      150,452    150,019




See notes to consolidated financial statements.

                          MORTON INTERNATIONAL, INC.
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               (IN MILLIONS)

                                                                December 31      June 30
                                                                   1995            1995
                                                                -----------      -------
                                                                                  (Note)
ASSETS
------
Current assets
   Cash and cash equivalents                                     $  62.2        $   88.3
   Receivables                                                     654.6           561.5
   Deferred income tax benefits                                     24.3            24.3
   Inventories                                                     426.7           397.2
   Prepaid expenses                                                107.3            96.9
                                                                 -------         -------
          Total current assets                                   1,275.1         1,168.2

Other assets
------------
   Cost in excess of net assets of businesses acquired,
     less amortization                                             319.5           324.1
   Investments in affiliates                                        81.8            79.2
   Miscellaneous                                                    63.5            65.0
                                                                 -------         -------
                                                                   464.8           468.3


Property, plant and equipment, at cost                           2,088.5         2,006.0
   Less allowances for depreciation                                959.6           886.5
                                                                 -------         -------
                                                                 1,128.9         1,119.5
                                                                 -------         -------
                                                              $  2,868.8     $   2,756.0
                                                                 =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
   Notes payable and current portion of long-term debt        $     61.5     $      42.3
   Accounts payable                                                285.7           284.1
   Accrued salaries, wages and other compensation                   55.2            66.1
   Other accrued expenses                                          134.9           131.7
   Income taxes                                                     49.1            29.9
                                                                 -------         -------
          Total current liabilities                                586.4           554.1

Long-term debt, less current portion                               218.5           218.5
Deferred income taxes                                               54.7            54.5
Accrued postretirement benefits other than pensions                155.1           152.1
Other noncurrent liabilities                                       114.1           113.3

Shareholders' equity
   Preferred stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common stock (par value $1.00 per share)
     Authorized - 300.0 shares
     Issued, including shares in treasury - 148.4 shares
       and 148.3 shares at December 31 and June 30, 1995           148.4           148.3
   Additional paid-in capital                                       62.4            62.2
   Retained earnings                                             1,545.8         1,417.6
   Foreign currency translation adjustment and other                29.3            35.4
                                                                 1,785.9         1,663.5
   Less cost of common stock in treasury - 1.3 shares              (45.9)            --
                                                                 -------         -------
          Total shareholders' equity                             1,740.0         1,663.5
                                                                 -------         -------
                                                              $  2,868.8     $   2,756.0



Note: The balance sheet at June 30, 1995 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                              MORTON INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN MILLIONS)

                                                                        Cash Provided (Used)
                                                                          Six Months Ended
                                                                             December 31
                                                                      ------------------------
                                                                         1995          1994
                                                                      ----------    ----------
Operating Activities
--------------------
  Net income                                                          $  166.8      $   134.6
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                       90.8           79.6
      Deferred income taxes                                                0.2            0.2
      Undistributed earnings of affiliates                                (2.6)          (3.7)
      Changes in operating assets and liabilities
        net of effects of businesses acquired:
          Increase in receivables                                        (96.5)         (56.8)
          Increase in inventories and prepaid expense                    (42.5)         (59.0)
          Decrease in accounts payable and accrued
            expenses                                                      (5.0)         (23.9)
          Increase/(decrease) in accrued income taxes                     22.3           (8.3)
          Other - net                                                      3.7            7.2
                                                                       -------        -------
            Net cash provided by operating activities                    137.2           69.9
                                                                       -------        -------

Investing Activities
--------------------
  Purchase of property, plant and equipment                             (100.0)        (127.7)
  Proceeds from property and other asset disposals                         1.5            0.8
  Cash invested in businesses acquired                                    (0.6)         (10.7)
                                                                       -------        -------
            Net cash used for investing activities                       (99.1)        (137.6)
                                                                       -------        -------

Financing Activities
--------------------
  Purchase of common stock for treasury                                  (52.8)           --
  Increase in notes payable                                               21.7          105.0
  Repayment of long-term debt                                             (0.1)          (0.1)
  Stock option transactions                                                4.6            3.9
  Dividends paid                                                         (38.6)         (32.5)
                                                                       -------        -------
            Net cash (used for) provided by financing activities         (65.2)          76.3
                                                                       -------        -------

Effect of foreign exchange rate changes on cash
  and cash equivalents                                                     1.0           (2.1)
Increase in cash and cash equivalents                                    (26.1)           6.5
Cash and cash equivalents at beginning of year                            88.3           58.7
                                                                       -------        -------
Cash and cash equivalents at end of period                            $   62.2      $    65.2
                                                                       =======        =======



See notes to consolidated financial statements

                             MORTON INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1995.




Inventories
-----------

Inventories are stated at lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:


                                                   Dec. 31      June 30
                                                     1995         1995
                                                   -------      -------
      Finished products and work-in-process        $298.1       $287.0
      Materials and supplies                        128.6        110.2
                                                   -------      -------
                                                   $426.7       $397.2
                                                   =======      =======



Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations
---------------------

Sales increased 10 percent in the second quarter of fiscal 1996 over last year's second quarter and earnings per share increased 35 percent for the same two periods. Included in earnings was $24.1 million pretax income, $15.1 million or 10 cents per share after tax, relating to environmental insurance settlements. Excluding the 10 cents, earnings per share were 56 cents, a 14 percent increase. Sales for the second quarter were $916.1 million versus $830.9 million in the prior year. Net income for the quarter was $99.5 million compared with $72.7 million in the second quarter of fiscal 1995.

For the six months ended December 31, 1995, sales were $1.7 billion, up nine percent over the prior year. Including the environmental insurance settlements, net income for the first six months of fiscal 1996 was $166.8 million, a 24 percent increase over the same period in fiscal 1995. Earnings per share of $1.11 as of December 31, 1995 was up 23 percent over last year.

All three business segments did well in the fiscal 1996 second quarter. Specialty chemicals saw strong sales growth overall despite North American economic weakness. Airbag results, while affected by automotive products slowdowns, showed good growth and continued productivity improvements. Salt results improved primarily due to the early and strong winter ice control season.

Morton's specialty chemicals sales rose eight percent in the quarter ending December 31, 1995 to $391.5 million and operating profits grew by 13 percent to $49.6 million.

Strong sales performers in the second quarter of fiscal 1996 included the following product lines: European packaging and industrial adhesives, dyes, performance chemicals, powder coatings and electronic materials.
Contributing substantially to the improved quarterly operating income were dyes, performance chemicals, and electronic materials.

In the quarter, the Company saw raw material costs somewhat stabilize, contributing to the improvement in specialty chemicals operating income. Other factors include the impact of foreign translation, which boosted earnings by $.7 million, and increased product prices to offset raw material price increases.

Specialty chemical sales for the first six months of fiscal 1996 were $786.6 million, up six percent and operating profits of $106.0 million were up three percent over the same period last year. The growth in sales year over year was largely attributable to the European packaging and industrial adhesives, performance chemicals, polymer systems, electronic materials, powder coatings and waterbased polymer product lines. Performance chemicals, polymer systems and electronic materials accounted for the improvement in earnings.

Sales grew faster than earnings for the six months ended December 31, 1995, as earnings reflected the impact of lower volumes and higher raw material prices on operating margins in the first quarter. Year-to-date chemical sales and earnings were favorably impacted by the effects of foreign exchange translation of $12.5 million and $1.8 million, respectively.

Salt sales in the second quarter of fiscal 1996 were $168.0 million, up 12 percent, and operating income rose nine percent to $37.6 million. The biggest factor in the second quarter performance was the strong sales of ice control salt as a result of customer demand late in the quarter, especially in the Company's Canadian operations. Second quarter ice control sales were up nearly 35 percent over the prior year.

The Company expected difficult comparisons with last year's second quarter results because last year customers filled up largely depleted inventories while this year customer inventories reflected the mild winter of 1994-5. However, storms in some of Morton's key ice control markets resulted in customers needing to refill their stockpiles. Coupled with good performance from water conditioning salt, sales and profits in this segment were much better than expected.

For the first six months of fiscal 1996, salt sales were up six percent to $279.5 million and operating income of $57.3 million was flat compared with the same period last fiscal year. Consistent with the second quarter results, year-over-year sales improvement is primarily the result of performance in the ice control and water conditioning product lines. Year-to-date operating income reflects the effect of relatively flat pricing for ice control salt and the impact of packaging and ingredient cost increases which have not been fully recovered by price increases for non-ice products.

Airbag sales of $356. 6 million were up 12 percent in the quarter ended December 31, 1995, while operating profits rose 13 percent to $71.7 million. Slower automotive production levels in North America, particularly at some key customers, meant that sales fell short of expectations. However, as a result of management actions taken earlier to improve production efficiencies, operating profits increased faster than sales.

Sales of driver-side and passenger-side inflators grew dramatically at the following customers during the second quarter and first six months of fiscal 1996: Volkswagen, General Motors, Nissan, Toyota, and Mercedes. Also during the same periods the Company recorded substantially increased sales of driver-side and passenger-side modules (inflators and bags) for these customers: Ford, General Motors, BMW, Honda, Mitsubishi and Toyota. Prices for both inflators and modules continued to fall in the second quarter but the company more than offset the price declines through production efficiencies, resulting in slight operating margin improvement.

As previously noted, second quarter earnings for the company included approximately $24.1 million related to settlement of substantially all claims against the Company's former insurance carriers for clean up expenses at chemical waste disposal sites located throughout the country. These settlements involved policies written by various insurance companies from the 1940's through the mid 1980's. Due to the age of these issues, related expenses have previously been charged to earnings either through actual expenditures for remediation or through the establishment of environmental accruals. As such, the settlement payments received have been included in other income in the quarter.

Liquidity and Capital Resources
-------------------------------

Operating activities were a source of cash in the six month period ended December 31, 1995 providing $137.2 million, compared to the same period in the prior year when operations provided $69.9 million.

Net income provided $166.8 million in the first six months of fiscal year 1996 compared to $134.6 million last year. Depreciation and amortization was $11.2 million higher in the current period. This increase is primarily the result of the high level of capital spending at the airbag facilities in Utah in recent years. Changes in operating assets and liabilities resulted in a $118.0 million use of funds this year compared to a $140.8 million use of funds during the first six months of last year. This decrease in the use of funds is primarily attributable to improved working capital management.

Investing activities in the first six months of fiscal year 1996 were primarily the result of capital spending, which used $100.0 million of cash compared to $127.7 million in the same period last year. The major reduction in capital spending this period compared to the same period last year is at the airbag facilities in Utah and reflects the overall decrease in capital spending levels compared with prior years as well as the timing of expenditures.

Expansion related to certain chemical products as well as basic upkeep of the Salt and Chemical facilities continue to be areas of capital spending.

Financing activities for the six month period ended December 31, 1995 were a $65.2 million use of funds compared to funds provided of $76.3 million during the same period in the prior year. Short-term notes payable increased $21.7 million in the current period compared with a $105.0 million increase during the same period of last year. This change reflects the lower level of incremental borrowing required in fiscal 1996 as cash generated from operations increased and capital spending decreased. During the second quarter of fiscal 1996, the board of directors authorized a 10 million share buy back of the Company's common stock. Through December 31, 1995, the Company repurchased approximately 1.6 million shares of its common stock for approximately $52.8 million.

Dividend payments for the first six months of fiscal year 1996 increased to $38.6 from $32.5 in the same period last year, due primarily to the increase in the dividend rate paid per share.

The Company's current ratio at December 31, 1995 was 2.2 compared to 2.1 at June 30, 1995. Total debt as a percentage of total capitalization at December 31, 1995 was 13.5% compared to 13.2% at June 30, 1995.

As of December 31, 1995 the Company has unexpended authorizations for fixed asset spending of $192.6 million. These authorizations related primarily to the expansion of the airbag business, at a reduced level, as well as general facility expansion, product improvement, and maintenance Company-wide.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending and dividend payments in the foreseeable future.

                         PART  II - OTHER INFORMATION


Item 4. Submissions of Matters to a Vote of Security-Holders
------------------------------------------------------------

The Company's annual shareholders' meeting was held on October 26, 1995. The results of the matters voted upon at the meeting are as follows:

1. The following individuals were elected directors of the Company for terms specified in the proxy statement for the above meeting in accordance with the following votes:


                                                     AUTHORITY
                                                     WITHHELD
                                     SHARES FOR      (Shares)

        Richard L. Keyser            126,375,240     1,414,671
        Frank W. Luerssen            126,118,791     1,671,120
        Roger W. Stone               126,358,738     1,431,173


2. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1996, was ratified in accordance with the following votes:

        FOR          127,789,911 shares
        AGAINST           99,833 shares
        ABSTAIN          289,280 shares


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

The Company did not file any 8-K Reports during the fiscal quarter ended December 31, 1995.


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


                                     MORTON INTERNATIONAL, INC.
                               -------------------------------------
                                           (Registrant)


Date:   February 12, 1996      BY:      "/s/L. F. Zumbach"
                                  ----------------------------------
                                            L. F. Zumbach
                                              Controller
                                    (Principal Accounting Officer)