Form 10-Q
period 1996-03-31
MORTON INTERNATIONAL INC
filed 1996-05-10
CIK 68361

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996
                                    OR

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

                                     Yes   X    No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                                Outstanding at March 31, 1996
- -----------------------------                    -----------------------------
Common Stock, $1.00 par value                            147,038,589 shares

                         MORTON INTERNATIONAL, INC.
                       QUARTERLY REPORT ON FORM 10-Q


                                                                      INDEX

                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION
- ------------------------------
Item 1.  Financial Statements (Unaudited)

            Consolidated Statements of Income and Retained
                Earnings - Three months and Nine months ended
                March 31, 1996 and 1995                               3

            Consolidated Balance Sheets - March 31, 1996
                and June 30, 1995                                     4

            Consolidated Statements of Cash Flows -
                Nine months ended March 31, 1996 and 1995             5

            Notes to Consolidated Financial Statements -
                March 31, 1996                                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          7 - 9


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             10

SIGNATURE                                                             10

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)
- -----------------------------------------

                        MORTON INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                    (IN MILLIONS EXCEPT PER SHARE DATA)

                                                         Three Months Ended       Nine Months Ended
                                                              March 31                 March 31
                                                       ---------------------    --------------------
                                                           1996         1995        1996        1995
                                                       --------     --------    --------    --------
Net sales                                                $998.4       $921.0    $2,724.1    $2,497.4
Interest, royalties, and sundry income                     22.9          5.5        62.0        15.9
                                                       --------     --------    --------    --------
                                                        1,021.3        926.5     2,786.1     2,513.3
Deductions from income:
   Cost of products sold                                  709.4        647.0     1,935.0     1,754.1
   Selling, administrative, and general expense           111.3        106.9       324.6       317.7
   Research and development expense                        19.4         18.8        60.9        53.0
   Interest expense                                         6.3          7.4        18.7        21.6
   Amortization of goodwill                                 2.6          2.6         7.7         7.7
                                                       --------     --------    --------    --------
                                                          849.0        782.7     2,346.9     2,154.1
                                                       --------     --------    --------    --------
Income before income taxes                                172.3        143.8       439.2       359.2
Income taxes                                               64.6         53.9       164.7       134.7
                                                       --------     --------    --------    --------
Net income                                                107.7         89.9       274.5       224.5

Retained earnings at beginning of period                1,545.8      1,290.7     1,417.5     1,188.6
Cash dividends:  $.13 and $.11 per share for the
  three months ended March 31, 1996 and 1995,
  respectively; $.39 and $.33 per share for the
  nine months ended March 31, 1996 and 1995,
  respectively                                            (19.1)       (16.3)      (57.6)      (48.8)
                                                       --------     --------    --------    --------

Retained earnings at end of period                     $1,634.4     $1,364.3    $1,634.4    $1,364.3
                                                       ========     ========    ========    ========


Net income per share                                   $    .72     $    .60    $   1.83    $   1.50
                                                       ========     ========    ========    ========

       Shares used in computation (in thousands)                                 150,232     150,084
                                                                                ========    ========



See notes to consolidated financial statements.

                         MORTON INTERNATIONAL, INC.
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               (IN MILLIONS)

                                                                    March 31         June 30
                                                                      1996            1995
                                                                    ---------      -----------
                                                                                     (Note)
ASSETS
- ------
Current assets
   Cash and cash equivalents                                         $  130.6       $     88.3
   Receivables                                                          653.2            561.5
   Deferred income tax benefits                                          24.3             24.3
   Inventories                                                          363.0            397.2
   Prepaid expenses                                                     118.5             96.9
                                                                    ---------      -----------
          Total current assets                                        1,289.6          1,168.2

Other assets
   Cost in excess of net assets of businesses acquired,
     less amortization                                                  316.5            324.1
   Investments in affiliates                                             90.0             79.2
   Miscellaneous                                                         63.0             65.0
                                                                    ---------      -----------
                                                                        469.5            468.3


Property, plant and equipment, at cost                                2,137.7          2,006.0
   Less allowances for depreciation                                     993.6            886.5
                                                                    ---------      -----------
                                                                      1,144.1          1,119.5
                                                                    ---------      -----------
                                                                   $  2,903.2      $   2,756.0
                                                                    =========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities
   Notes payable and current portion of long-term debt             $     13.1      $      42.3
   Accounts payable                                                     296.5            284.1
   Accrued salaries, wages and other compensation                        60.4             66.1
   Other accrued expenses                                               124.1            131.7
   Income taxes                                                          48.4             29.9
                                                                    ---------      -----------
          Total current liabilities                                     542.5            554.1

Long-term debt, less current portion                                    218.5            218.5
Deferred income taxes                                                    54.7             54.5
Accrued postretirement benefits other than pensions                     156.3            152.1
Other noncurrent liabilities                                            114.1            113.3

Shareholders' equity
   Preferred stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common stock (par value $1.00 per share)
     Authorized - 300.0 shares
     Issued, including shares in treasury - 148.4 shares
       and 148.3 shares at March 31, 1996 and June 30, 1995             148.4            148.3
   Additional paid-in capital                                            58.3             62.2
   Retained earnings                                                  1,634.4          1,417.6
   Foreign currency translation adjustment and other                     24.4             35.4
                                                                    ---------      -----------
                                                                      1,865.5          1,663.5
   Less cost of common stock in treasury - 1.4 shares                   (48.4)              --
                                                                    ---------      -----------
          Total shareholders' equity                                  1,817.1          1,663.5
                                                                    ---------      -----------
                                                                   $  2,903.2      $   2,756.0
                                                                    =========      ===========

Note: The balance sheet at June 30, 1995 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                        MORTON INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (IN MILLIONS)

                                                                          Cash Provided (Used)
                                                                            Nine Months Ended
                                                                                March 31
                                                                       --------------------------
                                                                         1996             1995
                                                                       --------         ---------
Operating Activities
- --------------------
  Net income                                                         $   274.5        $    224.5
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      135.4             120.9
      Deferred income taxes                                                0.3               0.3
      Undistributed earnings of affiliates                                (3.7)             (5.2)
      Changes in operating assets and liabilities
        net of effects of businesses acquired:
          Increase in receivables                                        (96.4)            (83.4)
          Decrease (increase) in inventories and prepaid expense           8.5             (49.8)
          Increase in accounts payable and
            accrued expenses                                               0.9              22.7
          Increase in accrued income taxes                                24.6               0.8
          Other - net                                                     (2.6)              9.9
                                                                       --------         ---------
            Net cash provided by operating activities                    341.5             240.7
                                                                       --------         ---------

Investing Activities
- --------------------
  Purchase of property, plant and equipment                             (161.1)           (192.4)
  Proceeds from property and other asset disposals                         1.8               1.0
  Investment in affiliates                                                (0.2)               -
  Cash invested in businesses acquired                                    (0.6)            (12.7)
                                                                       --------         ---------
            Net cash used for investing activities                      (160.1)           (204.1)
                                                                       --------         ---------

Financing Activities
- --------------------
  Purchase of common stock for treasury                                  (66.9)               -
  (Decrease) Increase in notes payable                                   (26.5)             38.6
  Repayment of long-term debt                                             (0.1)             (0.1)
  Stock option transactions                                                9.4               5.5
  Dividends paid                                                         (57.6)            (48.8)
                                                                       --------         ---------
            Net cash used for financing activities                      (141.7)             (4.8)
                                                                       --------         ---------

Effect of foreign exchange rate changes on cash
  and cash equivalents                                                     2.6              (3.9)
                                                                       --------         ---------
Increase in cash and cash equivalents                                     42.3              27.9
Cash and cash equivalents at beginning of period                          88.3              58.7
                                                                       --------         ---------
Cash and cash equivalents at end of period                           $   130.6         $    86.6
                                                                       ========         =========

See notes to consolidated financial statements.

                        MORTON INTERNATIONAL, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
- ---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX, and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1995.


Inventories
- -----------

Inventories are stated at lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                                     Mar. 31    June 30
                                                      1996       1995
                                                     -------    -------
         Finished products and work-in-process       $244.8     $287.0
         Materials and supplies                       118.2      110.2
                                                      -----      -----
                                                     $363.0     $397.2
                                                      =====      =====

Item 2.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
             and Results of Operations
             -------------------------


Sales increased 8 percent over last year s third quarter and earnings per share increased 20 percent from 60 cents per share last year to 72 cents per share in the current period. Included in current third quarter earnings was a $15.0 million payment from Nippon Paint Company for the Morton Nippon Coatings joint venture established in January 1996. Excluding the impact of this transaction, earnings per share for the quarter were 66 cents per share, a 10 percent increase over last year.

For the nine months ended March 31, 1996, sales were $2.7 billion, an increase of 9 percent over the prior year. Net income for the period grew 22 percent to $274.5 million and earnings per share increased from $1.50 in fiscal 1995 to $1.83 for the current year. Included in earnings per share for the first nine months of fiscal 1996 was 10 cents for environmental insurance settlements (recorded in the second quarter) and 6 cents for the Nippon Paint payment mentioned above.

The Company s financial results were impacted on the positive side by strong winter conditions in the eastern part of the United States and the aforementioned $15.0 million payment from Nippon Paint Company. Offsetting these positive factors were the General Motors strike in March, which substantially reduced airbag sales and profits in the quarter; sluggish European and North American economic conditions particularly apparent in March, which affected chemical performance; and the transfer of some coatings sales and profits from Morton to the new joint venture.

Morton s specialty chemicals third quarter sales of $407.5 million were flat compared with last year's third quarter, while operating profits grew by 29 percent to $75.1 million. Excluding the joint venture transaction impact, chemical sales and operating income in the quarter were up 2 percent and 5 percent, respectively. Establishment of the joint venture in plastic substrate coatings for Japanese transplant car companies in the United States reduced Morton s sales in the quarter by approximately $7.5 million. Profits grew faster than sales during the quarter due to the $15.0 million payment from Nippon Paint, the stabilization of raw material prices, and the impact of prior selling price increases.

Strong sales performers in the third quarter of fiscal 1996 included the following product lines: performance chemicals, advanced materials, electronic materials, powder coatings, and European industrial adhesives. Combined third quarter sales of these product lines increased 9 percent over the prior year. Product lines contributing substantially to the improved quarterly operating income were performance chemicals, advanced materials, electronic materials, dyes, European industrial adhesives, waterbased polymers and thermoplastic polyurethanes, whose combined operating income increased 42 percent over the same period last year.

During the third quarter of fiscal 1996, the Company continued to see the benefit of cost control measures and some falling raw material prices, so that the marginal return on sales (excluding the impact of the joint venture) increased by approximately one-half percent.

Specialty chemicals sales for the first nine months of fiscal 1996 were $1,194.1 million, up 4 percent, and operating income of $181.1 million was up 12 percent over the same period last year. Strong contributors to the year-over-year improvement in sales and operating profits included Morton s performance chemicals, advanced materials, electronic materials, polymer systems and European industrial adhesives.

Fiscal 1996 year-to-date sales and profits have been favorably impacted by exchange translation of $13.2 and $1.8, respectively, nearly all of which resulted in the first six months.

Salt sales in the third quarter were a record $222.3 million, up 28 percent over last year's third quarter. Operating income rose 21 percent to $50.9 million.

The strong results in the salt business were largely attributable to the ice control salt sales which were up 50 percent in the third quarter compared with the same period last year. Winter storms, which impacted the northeastern United States in particular, increased the demand for ice control salt in several key markets. While ice control salt had the largest effect in the quarter, the rest of the salt business also performed well.

For the nine months ended March 31, 1996, sales in the salt business were up 15 percent to $501.8 million and operating income of $108.2 million increased 9 percent over the same period in fiscal 1995. As with the third quarter results, the year-over-year sales increase is primarily the result of record ice control sales as well as the improved performance of water conditioning and solar products sold in the U.S. Earnings did not increase at the same rate as sales due to the higher mix of lower margin ice control business and higher operating expenses.

Automotive Safety Products sales of $368.6 million grew by 9 percent in the third quarter while operating income rose 2 percent to $69.9 million. The lower-than-anticipated sales and earnings in the quarter were attributable to the General Motors strike, which reduced sales by over $20 million.

For the nine months ended March 31, 1996, sales in the airbag business reached $1,028.2 million, a 13 percent increase over the same period last year and earnings of $192.5 million were 11 percent higher than fiscal 1995.

Airbag business growth should return to expected levels in the fourth quarter with the resolution of the GM strike and the anticipated increase in production for new contracts starting in model year 1997, plus shipments of side impact airbags.

Sales of driver-side modules, as well as passenger-side inflators and modules, were the main reason for year-over-year sales increases. Customers who contributed to the year-over-year sales increase in the third quarter included Toyota, Ford and Nissan. For the nine months ended March 31, 1996, customers contributing to the increase in sales over the same period last year included Toyota, Ford, Nissan and GM.

Corporate expenses for the nine months ended March 31, 1996 were $32.5 million less than the same period last year. As noted previously, fiscal 1996 year-to-date earnings include approximately $24.1 million related to settlement of substantially all claims against the Company s former insurance carriers for clean up expenses at chemical waste disposal sites located throughout the country. Also contributing to the favorable year-over-year comparison are favorable net interest costs of $4.3 million.

Liquidity and Capital Resources
- -------------------------------

Operating activities were a source of cash in the nine month periods ended March 31, 1996 and March 31, 1995 providing $341.5 million and $240.7 million, respectively.

Net income provided $274.5 million in the first nine months of fiscal year 1996 compared to $224.5 million last year. Depreciation and amortization was $14.5 million higher in the current period, primarily the result of the high level of capital spending at the airbag facilities in Utah in recent years. Changes in operating assets and liabilities resulted in a $65.0 million use of funds this year compared to a $99.8 million use of funds during the first nine months of last year. The decrease compared to last year was largely attributable to lower levels of inventory in the Salt and Automotive Safety Products segments.

Investing activities in the first nine months of fiscal year 1996 were primarily the result of capital spending, which used $161.1 million of cash compared to $192.4 million in the same period last year. The reduction in capital spending this period compared to the same period last year primarily reflects the slowing of capital expenditures at the airbag facilities, and, to a lesser extent, the timing of expenditures. Expansion related to certain chemical products as well as basic upkeep of the salt and chemical facilities continue to be areas of capital spending.

Financing activities for the nine month period ended March 31, 1996 were a $141.7 million use of funds compared to funds of $4.8 million used during the same period in the prior year. Short-term notes payable decreased $26.5 million in the current period compared with a $38.6 million increase during the same period of last year. This change reflects the lower level of incremental borrowing required in fiscal 1996 as cash generated from operations increased and capital spending decreased. During the second quarter of fiscal 1996, the board of directors authorized a 10 million share buy back of the Company's common stock. Through March 31, 1996, the Company repurchased approximately 1.9 million shares of its common stock for approximately $66.9 million. Dividend payments for the first nine months of fiscal year 1996 increased to $57.6 from $48.8 in the same period last year, due primarily to the increase in the dividend rate paid per share.

The Company's current ratio at March 31, 1996 was 2.4 compared to 2.1 at June 30, 1995. Total debt as a percentage of total capitalization at March 31, 1996 was 10.2 percent compared to 13.2 percent at June 30, 1995.

As of March 31, 1996 the Company had unexpended authorizations for fixed asset spending of $177.7 million. These authorizations related primarily to the expansion of the airbag business as well as general facility expansion, product improvement, and maintenance Company-wide.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending, dividend payments and its share repurchase plan in the foreseeable future.

                       PART  II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

The Company did not file any 8-K Reports during the fiscal quarter ended March 31, 1996.


                   *************************************

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MORTON INTERNATIONAL, INC.
                                         --------------------------------

                                                   (Registrant)


Date:     May 10, 1996         BY:         "/s/L. F. Zumbach"
                                  -----------------------------------
                                              L. F. Zumbach
                                                Controller
                                     (Principal Accounting Officer)