Form 10-K405
period 1996-06-30
MORTON INTERNATIONAL INC
filed 1996-08-27
CIK 68361

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
  /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1996

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Aggregate market value of registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on August 22, 1996 ($37.875 per share):
$5,375,013,695.

    Number of  shares  of  Common  Stock outstanding  as  of  August  22,  1996:
142,476,728

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Annual Report to Shareholders for the fiscal year ended June 30, 1996: Parts I, II and IV.

    2. Portions of definitive Proxy Statement dated September 12, 1996: Parts III and IV.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS*

BUSINESS SEGMENTS

    The Company** operates in three business segments: Specialty Chemicals, Salt, and Automotive Safety Products, manufacturing and marketing a wide range of products for industrial and consumer use in the United States ("U.S.") and internationally. The Company's international business is subject to those risks inherent in carrying on business outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls or other restrictive government action.

                              SPECIALTY CHEMICALS

    The  Specialty  Chemicals  segment  manufactures  a  wide  variety  of  high technology and specialized chemical products for a multitude of customer applications. It conducts chemical operations directly and through direct or indirect subsidiaries and joint venture arrangements. Specialty chemical products are marketed throughout the world directly to customers and indirectly through distributors and agents. Although Western Europe, North America and Japan are the major geographic markets served, activity in Southeast Asia is growing. In fiscal 1996, the Specialty Chemicals segment, which had previously consisted of four product groups, was reorganized into the three groups described below.

ADHESIVES & CHEMICAL SPECIALTIES

    A major product line for this group is adhesives used for flexible packaging, extrudable specialties and industrial applications. Laminating adhesives are used primarily in food packaging to bond paper, film, or foil. Extrudable specialty products are used in the coextrusion process to manufacture multi-layer plastic film, sheet and bottles. Industrial adhesives are used for bonding rigid substrates, such as rubber to metal or panels used in construction.

    In addition, this group manufactures liquid dyes to color petroleum products for identification purposes and other dyes and coloring products used in printing and writing inks; sodium borohydride, a reducing agent used principally as a bleaching chemical in paper manufacturing; polysulfide polymers used in the production of sealants, rubber products, coatings and solid rocket fuel; heat stabilizers and lubricants used in rigid polyvinyl chloride ("PVC") applications in the construction industry, principally for pipe and siding; industrial biocides for the protection of plastic products; and metalorganics used in the semiconductor industry.

    Other major product lines manufactured by this group include thermoplastic polyurethanes, waterbased polymers, and automotive adhesives. Advanced Materials, a subsidiary, employs the chemical vapor deposition process to manufacture crystalline substrates for lenses used in lasers and optical devices; as well as silicon carbide for semiconductor processing equipment, wear parts, reflective optics and computer hard drive heads and disks.

COATINGS

    This group manufactures and markets a wide range of automotive, commercial, and industrial coatings products, including customized performance liquid coatings, principally used on plastic components and parts in automotive markets; protective and decorative powder coatings employed on metal substrates in

- ------------------------
* EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS FORM 10-K REPORT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING MARKET CONDITIONS AND THE OTHER RISKS DETAILED THROUGHOUT THIS REPORT. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD- LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE FILING DATE OF THIS REPORT. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE SUCH STATEMENTS.

** The term "Company" as used herein refers to Morton International, Inc. and its subsidiaries, unless otherwise indicated.

commercial and automotive markets; coil coatings, extrusion coatings and other general industrial coatings for application to aluminum and steel substrates; and conventional and durable highway marking coatings products and application equipment.

ELECTRONIC MATERIALS

    This group manufactures chemicals for the electronics market, principally dry film photoresists sold to printed circuit board manufacturers and used to create circuit patterns on copper-clad laminate by means of a photo-imaging process. Electronic Materials also makes both dry film and liquid photoimageable solder masks to protect finished circuit boards, as well as a broad line of ancillary process chemicals and equipment.

                                      SALT

    The Salt segment produces and sells salt, principally in the U.S. and Canada, under (respectively) the MORTON and WINDSOR trademarks, for human and animal consumption, water conditioning and highway ice melting, as well as for industrial and chemical uses. Sales are made through the Company sales force, as well as through independent distributors, agents and brokers.

    Table salt is sold under the MORTON and WINDSOR brands and under private labels. Sales of MORTON brand table salt in the U.S. are approximately equal to the aggregate sales of all other table salts. Salt for water conditioning is sold principally for residential use and, to a lesser extent, for municipal and industrial use. Salt is also sold for use in food and meat processing and in a wide variety of chemical applications. Salt for ice melting on streets and highways is sold primarily to government agencies, with some ice melting salt being sold for domestic use under the SAFE-T-SALT brand.

                           AUTOMOTIVE SAFETY PRODUCTS

    This segment designs, develops, manufactures and sells gas generators ("inflators"), modules and cushions for use in driver, passenger, side-impact and knee bolster automotive airbag passive restraint systems. A module consists of an inflator, airbag and cover. The Company is also developing adaptive airbag systems, for which it is developing SMART-TM- inflators and SMARTBAG-TM-modules, advanced non-azide pyrotechnic inflators and modules, as well as integrated steering wheels.

    Products manufactured by this group are marketed throughout the world directly to automobile manufacturers. In the U.S., federal legislation will require driver- and passenger-side airbags in all passenger cars by model year 1998, and in all light trucks, vans and sport utility vehicles by model year 1999. Currently, U.S. automakers are producing dual-airbag vehicles ahead of the schedule mandated by law. In Europe, nearly all new cars are expected to have dual airbags by the end of the decade, and a similar rate of airbag introduction is anticipated for the domestic Japanese market.

    A 50% owned joint venture with the Bendix Safety Restraints Group of Allied-Signal Inc. assembles passenger-side airbag modules. Such modules are marketed directly to applicable automobile manufacturers by the Company and the Bendix Safety Restraints Group.

    The Company produces airbag inflators, modules and components in the U.S. and Europe. The Company has technical centers and support facilities in the U.S. and internationally to provide liaison with customers.

COMPETITION

    The majority of the Specialty Chemicals segment's business is highly competitive. The Company is the market leader in most of its product lines and is subject to significant competition from other manufacturers around the globe. Principal methods of competition include technical service for specialized customer requirements, price and quality.

    All areas in which the Salt segment operates are highly competitive. Although the salt segment is a major factor in the salt industry, its market share varies widely, depending on the geographic area and the type of product involved. This segment uses price, quality, service, product performance, and technical, advertising and promotional support as its principal methods of competition.

    Currently, the Automotive Safety Products segment competes with a number of other firms, some of which are large, well-qualified and possess sufficient resources to compete effectively for the business of a relatively small number of automobile manufacturers selling large numbers of cars in the U.S., Europe and Asia. The continuing rapid expansion of the automotive airbag industry has led to a number of new entrants into the market. This segment uses technology, price, quality and delivery as its principal methods of competition.

RESEARCH AND DEVELOPMENT

    Expenses incurred for research and development activities related to Company businesses were $80.2 million, $72.5 million, and $66.1 million for fiscal 1996, 1995 and 1994, respectively.

ENVIRONMENTAL PROTECTION

    Federal, state and local environmental laws and regulations are increasing in number, complexity and stringency. Public perception of risk to health, safety and the environment has become the driving force behind many new regulations. It is the Company's policy to comply with these requirements, and the Company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its businesses. Some risk of environmental damage is, however, inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses. In addition, some risk of financial liability can result from rare instances of aberrant environmental conduct at the plant level. See Item 3, Legal Proceedings, EPA INQUIRY--MOSS POINT PLANT, below. The Company recently took measures to improve its environmental auditing and oversight procedures.

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

    Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company has been named a potentially responsible party and under which it may be liable for cleanup costs associated with approximately 60 inactive waste disposal sites. The Company's cleanup expenditures totaled approximately $6.8 million in fiscal 1996. Although, under some court interpretations of these laws, there is a possibility that a responsible party might have to bear more than its proportional share of the cleanup costs if it is unable to obtain appropriate contribution from other responsible parties, the Company has not had to bear significantly more than its proportional share in multiparty situations taken as a whole.

    Although the level of future expenditures for environmental matters cannot be determined with any degree of certainty, based on the facts presently known to it, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or liquidity. Capital expenditures related to environmental matters were $12.6 million for fiscal 1996 and are estimated at $8.2 million for fiscal 1997.

EMPLOYEES

    The number of employees of the Company at June 30, 1996 was approximately 14,100, compared to 13,800 at June 30, 1995.

RAW MATERIALS

    The Company's businesses use many raw materials in the manufacture of their products, nearly all of which are generally available from a large number of qualified suppliers. Peaks in worldwide demand have had an impact on raw material costs and availability, particularly with single or sole sourced supplies. The Company's businesses, however, have not experienced significant or long-term difficulty in obtaining raw materials.

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

PATENTS AND TRADEMARKS

    The Company's businesses conduct comprehensive research and development programs to enable them to maintain their competitive position. The Company owns approximately 3,000 patents and patent applications, which expire on varying dates through the year 2016.

    The Company's businesses are engaged in research and development and own patents and patent applications in the fields of photochemicals for the printed circuit board industry, sodium borohydride reducing and bleach generating agents and other products, industrial biocides, heat stabilizers for PVC, asphalt additives, chemically vapor deposited lenses, polysulfide polymers, sealants and other polymers, specialty and powder coatings, adhesives, dyes, salt and brine products, and airbag inflators, modules and gas generants. The Company believes that its present commercial position in these fields is enhanced by the patents it owns as well as the technical expertise, know-how, and trade secrets it has developed.

    New   patents  are  important   to  the  airbag   business'  development  of
state-of-the-art technologies for new products.

    The Company has about 1,900 U.S. and foreign trademarks and trademark applications which are generally renewable while the marks remain in use.

CUSTOMERS

    Neither the Specialty Chemicals nor Salt segments is dependent upon any single customer, or any single group of customers, the loss of any one of which would have a material adverse effect on such business segment. However, the loss of certain existing customers of the Automotive Safety Products segment, including General Motors, whose sales exceeded 10 percent of consolidated net sales, currently could have a material adverse effect on such business.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Financial information about industry segments for the three fiscal years in the period ended June 30, 1996 is included on page 38 of the Company's Annual Report to Shareholders for fiscal 1996, and is incorporated herein by reference.

ITEM 2.   PROPERTIES
    The Company leases its corporate headquarters in Chicago, Illinois. The principal properties of its business segments include manufacturing, mining, office, research and warehousing facilities, most of which are owned and the remainder leased, at the following domestic and foreign locations:

                                                    UNITED   WESTERN
                                                    STATES   EUROPE    CANADA   JAPAN   OTHER   TOTAL
                                                    ------   -------   ------   -----   -----   -----
SPECIALTY CHEMICALS
  ADHESIVES & CHEMICAL SPECIALTIES GROUP..........    26       14         1       2       3      46
  COATINGS GROUP..................................    21        1         1       1       2      26
  ELECTRONIC MATERIALS GROUP......................     4        5       --        1       4      14
SALT..............................................    14      --          7     --        2      23
AUTOMOTIVE SAFETY PRODUCTS........................     6        5       --        3     --       14

    The Company considers its facilities to be generally well maintained and suitably equipped in accordance with the requirements of each of its business segments.

    With respect to the Salt Group, total salt production in fiscal 1996 was approximately 11.2 million tons.

    Rock salt and brine well reserves vary, but all salt production locations have sufficient reserves to satisfy anticipated production requirements for the foreseeable future. Salt reserves for solar evaporation facilities are regarded as unlimited.

ITEM 3.   LEGAL PROCEEDINGS

LITIGATION AND REGULATION

    NEW JERSEY DEPARTMENT OF ENVIRONMENTAL PROTECTION V. VENTRON CORPORATION, ET AL., SUPERIOR COURT OF BERGEN COUNTY, NEW JERSEY, FILED ON MARCH 31, 1976. After a 55-day trial held in 1979 and unsuccessful appeals to the Appellate Division and to the Supreme Court of New Jersey, Ventron (a corporate predecessor of the Company) and its co-defendant, Velsicol Chemical Corporation ("Velsicol") were each held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a former mercury processing plant located adjacent to Berry's Creek in Wood-Ridge, New Jersey. Subsequent to the liability holding, the Company, Velsicol and the New Jersey Department of Environmental Protection ("NJDEP") entered into a judicial consent order under which the Company and Velsicol agreed, subject to certain conditions and limitations, to share the costs of technical studies to determine the appropriate remedy for environmental problems associated with the former Wood-Ridge operation. Under the terms of the judicial consent order, a Berry's Creek\Wood-Ridge Site Action Committee was established and thereafter adopted resolutions under which NJDEP authorized the Company and Velsicol to perform a remedial investigation\feasibility study ("RI\FS") of the Wood-Ridge plant site. The resolutions also confirmed that a separate and coordinated basin-wide, multi-party approach would be taken to address the multiple sources of contamination in Berry's Creek in which the Company, Velsicol and other parties responsible for the contamination would participate. The Wood-Ridge plant site RI\FS will begin in early fiscal 1997, and is scheduled to take approximately 42 months to complete. The Berry's Creek RI\FS is expected to proceed on a timetable yet to be determined. Because of the absence of site-specific data, the unique nature of mercury plant wastes, and the complex characteristics of the Wood-Ridge plant site and Berry's Creek, no reliable estimate can be made of the Company's liability (or range of exposure) until information sufficient to permit such determination is available from the investigations and studies referred to above. The Company's ultimate exposure will also depend upon the continued participation of Velsicol and on the results of both formal and informal attempts to spread liability to others believed to share responsibility. In this vein, the Company and Velsicol filed suit in the United States District Court for the District of New Jersey in July, 1996 alleging that the defendants, numbering in excess of 100, were additionally responsible at least in part for the costs of technical studies and any remedial actions that may be required. Defendants are present and former owners or operators of neighboring industrial facilities and waste disposal sites, former toll-processing customers of the mercury plant, and others believed to share responsibility for environmental problems attributed to the Company and Velsicol. With respect to Berry's Creek, it is also anticipated that New Jersey authorities will employ administrative enforcement mechanisms to influence potentially responsible parties to join in a coordinated, basin-wide multi-party RI\FS. The Company is not entitled to indemnity under insurance policies for environmental cleanup and related expenses resulting from operation of the mercury plant.

    EPA INQUIRY--MOSS POINT PLANT. In April, 1996 U.S. EPA Region 4 ("EPA") notified the Company that irregularities had been discovered in water discharge monitoring reports ("DMRs") filed by the Company's Moss Point, Mississippi chemicals plant for the months of January and March, 1995, and in related internal summary reports for February, 1995. An outside law firm specially retained by the Company confirmed that DMRs and supporting information for the January-March, 1995 period had in fact been falsified, and discovered that similar falsifications had occurred as well both before and after that period. In each case, the erroneous DMRs appeared to misrepresent the results of testing performed by an outside laboratory on samples of effluent discharged by the plant pursuant to its NPDES permit. Other possible environmental violations at Moss Point were discovered during the review process, each of which is currently being investigated through an expansion of the original investigation. The Company is cooperating with the EPA, which it has kept informed on a continuing basis. The plant's environmental coordinator, who admitted responsibility for the falsifications, was discharged. As a result of the foregoing, the Company may be exposed to fines, penalties and remedial expenses, the amounts of which cannot presently be determined. No administrative or judicial enforcement proceedings have been instituted and the Company has not been informed of the EPA's intentions in this regard.

    MISCELLANEOUS. The Company is involved in a number of additional pending legal and administrative proceedings which are not expected, individually or in the aggregate, to be material to its business or financial position. There are governmental agencies with authority to limit or prohibit distribution of some of the Company's products should they formally conclude that continued distribution is unsafe to the population or the environment. There are currently no challenges pending, the resolution of which would have a material effect upon the Company's operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS REQUIRED BY INSTRUCTION 3. TO ITEM
  401(B) OF REGULATION S-K)
    Generally, officers are elected by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, and they serve for the succeeding year until the next such meeting, or until their successors are elected and qualify. The next Annual Meeting of Shareholders will be held on October 24, 1996.

    Listed below are the executive officers of the Company as of the date hereof:

           NAME AND AGE                               *POSITION
- -----------------------------------  -------------------------------------------
S. Jay Stewart (57)................  Chairman  of  the  Board,  Chief  Executive
                                     Officer and Director

William E. Johnston (55)...........  President,   Chief  Operating  Officer  and
                                     Director

Walter W. Becky II (53)............  Group Vice  President and  President,  Salt
                                     Group

Daniel D. Feinberg (53)............  Group   Vice   President   and   President,
                                     Electronic Materials Group

James J. Fuerholzer (60)...........  Group   Vice   President   and   President,
                                     Adhesives and Chemical Specialties Group

Stephen A. Gerow (53)..............  Group   Vice   President   and   President,
                                     Coatings Group

           NAME AND AGE                               *POSITION
- -----------------------------------  -------------------------------------------
Fred J. Musone (52)................  Group   Vice   President   and   President,
                                     Automotive Safety Products Group

Raymond P. Buschmann (52)..........  Vice   President   and   Associate  General
                                     Counsel

Nancy A. Hobor (50)................  Vice President, Communications and Investor
                                     Relations

Christopher K. Julsrud (48)........  Vice President, Human Resources

Donald L. Kidd (64)................  Vice President, Management Information  and
                                     Services

Thomas F. McDevitt (56)............  Vice  President Finance and Chief Financial
                                     Officer

P. Michael Phelps (62).............  Vice President and Secretary

James R. Stanley (64)..............  Vice  President  for   Legal  Affairs   and
                                     General Counsel

Bruce G. Wolfe (53)................  Treasurer

Lisa F. Zumbach (39)...............  Controller

- ------------------------
* With the exception of Mr. Musone, who joined the Company from Federal-Mogul Corporation in 1995, all of the executive officers have held senior management or professional positions with the Company for more than the past five years. For Federal-Mogul, Mr. Musone was President of Worldwide Manufacturing from 1993 to 1995 and President, Chassis Product Operations from 1989 to 1993.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
    Information concerning the market for the Company's common equity and related security holder matters is included on the inside front cover of the Company's Annual Report to Shareholders for fiscal 1996, and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
    Selected financial data for the ten fiscal years in the period ended June 30, 1996 are included on pages 4-5 of the Company's Annual Report to Shareholders for fiscal 1996, and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Management's Discussion and Analysis of Financial Condition and Results of Operations for the three fiscal years in the period ended June 30, 1996, is included on pages 23-26 of the Company's Annual Report to Shareholders for fiscal 1996, and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The consolidated balance sheets of the Company as of June 30, 1996 and 1995, and the consolidated statements of income and cash flows for each of the three years in the period ended June 30, 1996, and notes to consolidated financial statements which are included on pages 27-38 of the Company's Annual Report to Shareholders for fiscal 1996 are incorporated herein by reference. Quarterly results of operations on the inside front cover of the Annual Report to Shareholders for fiscal 1996 are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
    None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    Information concerning the directors and nominees for director of the Company is included on pages 2-5 of the Company's definitive Proxy Statement dated September 12, 1996, and is incorporated herein by reference.

    Information concerning the executive officers of the Company is included on pages 6-7, Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION
    Information concerning executive compensation for fiscal 1996 is included on pages 8-18 of the Company's definitive Proxy Statement dated September 12, 1996, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
    Information concerning beneficial ownership of the Company's common stock is included on page 7 of the Company's definitive Proxy Statement dated September 12, 1996, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    Information concerning certain relationships and related transactions is included on page 8 of the Company's definitive Proxy Statement dated September 12, 1996, under the caption "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
 FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

 1. FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries, included on pages 27-38 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996, are incorporated herein by reference:

    Consolidated Statements of Income--Years ended June 30, 1996, 1995 and 1994

    Consolidated Balance Sheets--June 30, 1996 and 1995

    Consolidated Statements of Cash Flows--Years ended June 30, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

 2. FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial information for the fiscal years 1996, 1995 and 1994 is submitted herewith:

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

 3. INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
- ---------     ------------------------------------------------------  ------------------------------------------------------
 (3)  Articles of incorporation and by-laws
      (a)     Restated Articles of Incorporation of the Company       Incorporated   by   reference   to   Exhibit   3.2  to
                                                                       Registration Statement No. 33-28803
      (b)     By-laws of  the Company  amended through  January  24,  Incorporated  by  reference to  Exhibit (3)(b)  to the
               1991                                                    Company's Report on Form 10-K for fiscal 1991
 (4)  Instruments defining the rights of security holders, including indentures
      (a)     Rights Agreement dated as of June 12, 1989 between the  Incorporated  by   reference   to   Exhibit   4.1   to
               Company and The First National Bank of Chicago          Registration Statement No. 33-28803
      (b)     Amendment  dated January 24, 1991, to Rights Agreement  Incorporated by  reference to  Exhibit (4)(a)  to  the
               dated June 12, 1989 between the Company and The First   Company's Report on Form 10-K for fiscal 1991
               National Bank of Chicago
      (c)     Amendment  No.  2  dated August  11,  1994,  to Rights  Incorporated by reference to  the Company's Report  on
               Agreement dated June 12, 1989 between the Company and   Form 8-A12B/A
               The First National Bank of Chicago
      (d)     See Exhibits (3)(a) and (3)(b) above

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
- ---------     ------------------------------------------------------  ------------------------------------------------------
(10)  Material contracts
      (a)   * Key  Executive  Long-Term Incentive  Program effective  Filed herewith electronically for fiscal 1997-99
      (b)   * Key  Executive  Annual   Bonus  Program  (Program   1)  Filed herewith electronically
               effective for fiscal 1997
      (c)     Staff  Executive  Annual  Bonus  Program  (Program  2)  Filed herewith electronically effective for fiscal 1997
      (d)   * 1989 Incentive  Plan, renamed  by amendment  effective  Incorporated  by reference  to Exhibit  (10)(d) to the
               June 23, 1994                                           Company's Report on Form 10-K for fiscal 1994
      (e)   * Form of  Nonqualified Stock  Option Notice  and  Grant  Filed herewith electronically
               Agreement
      (f)   * Restricted  Stock  Award Notice  and  Grant Agreement,  Filed herewith electronically dated February 7, 1995, between the Company and F. J.
               Musone
      (g)   * Morton Thiokol,  Inc. Survivor  Income Benefits  Plan,  Incorporated   by  reference   to  Exhibit   10.14  to
               amended  through  March  24,  1983,  assumed  by  the   Registration Statement No. 33-28803
               Company
      (h)   * Morton  International, Inc.  Executive Post-Retirement  Incorporated by reference  to Exhibit  (10)(f) to  the
               Life Insurance Plan                                     Company's Report on Form 10-K for fiscal 1992
      (i)   * Arrangements   whereby  the  Company  compensates  its  N/A
               independent auditors for tax services to certain  key
               executives, concerning which arrangements there is no
               written document
      (j)   * Form  of Employment Agreement  between the Company and  Incorporated by reference  to Exhibit  (10)(g) to  the
               certain of its executive officers                       Company's Report on Form 10-K for fiscal 1990
      (k)  ** Executive  Employment Agreement, dated  April 1, 1994,  Incorporated by reference  to Exhibit  (10)(i) to  the
               between the Company and S. J. Stewart                   Company's Report on Form 10-K for fiscal 1994
      (l)  ** Employment  Agreement, dated February 3, 1995, between  Filed herewith electronically the Company and F. J. Musone
      (m)  ** Group Trigger Employment Agreement, dated February  6,  Filed herewith electronically
               1995, between the Company and F. J. Musone
      (n)   * Supplemental Executive Retirement Program               Incorporated  by reference to Exhibits 10.15 and 10.16
                                                                       to Registration Statement No. 33-28803
      (o)     1994 Non-Employee Directors Stock Plan                  Incorporated by reference  to Exhibit  (10)(k) to  the
                                                                       Company's Report on Form 10-K for fiscal 1995
      (p)     Non-Employee Directors Deferred Compen-                 Incorporated  by reference  to Exhibit  (10)(l) to the
               sation Plan                                             Company's's Report on Form 10-K for fiscal 1995
(11)  Statement re computation of per share earnings
      (a)     Statement re computation of per share earnings of  the  Filed herewith electronically
               Company  and subsidiaries, for  the three years ended
               June 30, 1996, 1995 and 1994

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
- ---------     ------------------------------------------------------  ------------------------------------------------------
(13)  Annual report to security holders
      (a)     Annual Report  to  Shareholders  of  the  Company  for  Filed herewith electronically fiscal 1996 (financial information only: inside front
               cover, pages 4-5 and 23-39)
(22)  Subsidiaries of the registrant
      (a)     Subsidiaries of the Company                             Filed herewith electronically
(27)  Financial data schedule for year ended June 30,                 Filed herewith electronically
      1996

- ------------------------
 *Exhibits  10(a), (b), (d),  (e), (f), (g),  (h), (i), (j),  and (n) consist of compensation plans or arrangements in which all of the Company's five most highly compensated executive officers currently participate, except that only
  F. J. Musone participates in Exhibit (10)(f), S. J. Stewart does not participate in Exhibit 10(j) and only W. E. Johnston participates in Exhibit 10(n). These plans and, where applicable, the foregoing individuals' current benefits under each (except Exhibit 10(i)) are described in the section captioned "Executive Compensation" beginning on page 8 of the Company's definitive Proxy Statement dated September 12, 1996, which descriptions are incorporated herein by reference.

**Descriptions of these employment  agreements are set forth  on page 16 of  the
  Company's   definitive  Proxy  Statement  dated   September  12,  1996,  which
  descriptions are incorporated herein by reference.

(b) REPORTS ON FORM 8-K

    Not applicable

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AS OF THE 22ND DAY OF AUGUST, 1996.

                                                MORTON INTERNATIONAL, INC.
                                                       (REGISTRANT)

                                          By          /s/ T. F. MCDEVITT

                                            ------------------------------------
                                                       T. F. MCDEVITT
                                                 VICE PRESIDENT FINANCE AND
                                                  CHIEF FINANCIAL OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF THE 22ND DAY OF AUGUST, 1996.

                    SIGNATURE                                                  TITLE
- --------------------------------------------------   ----------------------------------------------------------
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

                     /S/ R. M. BARFORD                                        Director
      --------------------------------------
                  R. M. BARFORD

                    /S/ J. R. CANTALUPO                                       Director
      --------------------------------------
                 J. R. CANTALUPO

                      /S/ W. T. CRESON                                        Director
      --------------------------------------
                   W. T. CRESON

                      /S/ W. J. FARRELL                                       Director
      --------------------------------------
                  W. J. FARRELL

                        /S/ D. C. FILL                                        Director
      --------------------------------------
                    D. C. FILL

                     /S/ W. E. JOHNSTON                                       Director
      --------------------------------------
                  W. E. JOHNSTON

                    SIGNATURE                                                  TITLE
- --------------------------------------------------   ----------------------------------------------------------

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

                     /S/ G. A. SCHAEFER                                       Director
      --------------------------------------
                  G. A. SCHAEFER

                       /S/ R. W. STONE                                        Director
      --------------------------------------
                   R. W. STONE

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
  Board of Directors
Morton International, Inc.

    We have audited the consolidated financial statements of Morton International, Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K of Morton International, Inc. for the year ended June 30, 1996. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morton International, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in the notes to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996.

                                          ERNST & YOUNG LLP

Chicago, Illinois
July 31, 1996

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  MORTON INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)


                    COL. A                        COL. B                  COL. C                   COL. D         COL. E

                                                                         ADDITIONS
                                                             ---------------------------------
                                                                   (1)               (2)
                                                BALANCE AT                        CHARGED TO
                                                BEGINNING    CHARGED TO COSTS   OTHER ACCOUNTS   DEDUCTIONS     BALANCE AT
                 DESCRIPTION                    OF PERIOD      AND EXPENSES       --DESCRIBE     --DESCRIBE    END OF PERIOD
Allowance for doubtful accounts:
    Year ended June 30, 1996..................    $13,300         $2,325            $--           $4,583(A)        $10,817
                                                                                                     225(B)
    Year ended June 30, 1995..................    10,539           4,940            --             2,577(A)        13,300
                                                                                                    (398)(B)
    Year ended June 30, 1994..................     9,025           3,124            --             1,868(A)        10,539
                                                                                                    (258)(B)

- ------------------------
    Note A-- Represents write-offs less recoveries.
    Note B-- Foreign currency translation adjustments.

                        CONSENT OF INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statement Number 33-29194 on Form S-8, Registration Statement Number 33-29195 on Form S-8, Registration Statement Number 33-30147 on Form S-8, Registration Statement Number 33-44170 on Form S-8, and Registration Statement Number 33-56199 on Form S-8 of our report dated July 31, 1996, with respect to the consolidated financial statements and schedule of Morton International, Inc. and subsidiaries, included or incorporated by reference in the Annual Report (Form 10-K) for the year ended June 30, 1996.

                                          ERNST & YOUNG LLP

Chicago, Illinois
August 22, 1996