Form 10-Q
period 1996-09-30
MORTON INTERNATIONAL INC
filed 1996-11-05
CIK 68361

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996
                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ______________


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

                                     Yes   X    No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                           Outstanding at September 30, 1996
-----------------------------               ---------------------------------
Common Stock, $1.00 par value                          142,518,352 shares

                           MORTON INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q




                                                                      INDEX
                                                                      PAGE
                                                                      -----
PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.  Financial Statements (Unaudited)

        Consolidated Statements of Income and Retained
            Earnings - Three months ended
            September 30, 1996 and 1995                               3

        Consolidated Balance Sheets - September 30, 1996
            and June 30, 1996                                         4

        Consolidated Statements of Cash Flows -
                Three months ended September 30, 1996 and 1995        5

        Notes to Consolidated Financial Statements -
            September 30, 1996                                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          6 - 9


PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                            9

Item 6.  Exhibits and Reports on Form 8-K                             9

SIGNATURE                                                             9

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
-----------------------------------------

                            MORTON INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                        (IN MILLIONS EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                                September 30
                                                           ----------------------
                                                               1996         1995
                                                           ---------    ---------
Net sales                                                 $   875.9    $   809.6
Interest, royalties and sundry income                           9.9          8.3
                                                           ---------    ---------
                                                              885.8        817.9
Deductions from income:
   Cost of products sold                                      621.6        580.4
   Selling, administrative and general expense                112.1        101.6
   Research and development expense                            18.7         19.6
   Interest expense                                             6.0          6.1
   Amortization of goodwill                                     2.5          2.5
                                                           ---------    ---------
                                                              760.9        710.2
                                                           ---------    ---------
Income before income taxes                                    124.9        107.7
Income taxes                                                   46.2         40.4
                                                           ---------    ---------
Net income                                                     78.7         67.3


Retained earnings at beginning of period                    1,675.5      1,417.6
Cash dividends:  $.15 per share for the
  three months ended September 30, 1996 and
  $.13 for the three months ended September 30,
  1995                                                        (21.4)       (19.3)
                                                           ---------    ---------

Retained earnings at end of period                        $ 1,732.8    $ 1,465.6
                                                           =========    =========

Net income per share                                      $     .54    $     .45
                                                           =========    =========

       Shares used in computation (in thousands)            144,878      150,581
                                                           =========    =========



See notes to consolidated financial statements.

                              MORTON INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (IN MILLIONS)

                                                             September 30          June 30
                                                                 1996                1996
                                                             ------------        ------------
                                                                                    (Note)
ASSETS
------
Current assets
   Cash and cash equivalents                                 $     133.3         $      71.1
   Receivables                                                     630.2               624.6
   Deferred income tax benefits                                     23.6                23.6
   Inventories                                                     393.8               364.5
   Prepaid expenses                                                115.8               112.4
                                                              -----------         -----------
          Total current assets                                   1,296.7             1,196.2

Other assets
   Cost in excess of net assets of businesses
     acquired, less amortization                                   293.8               296.3
   Investments in affiliates                                        73.0                70.7
   Miscellaneous                                                    62.0                62.5
                                                              -----------         -----------
                                                                   428.8               429.5


Property, plant and equipment, at cost                           2,194.3             2,151.3
   Less allowances for depreciation                              1,038.1             1,005.5
                                                              -----------         -----------
                                                                 1,156.2             1,145.8
                                                              -----------         -----------
                                                             $   2,881.7         $   2,771.5
                                                              ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
   Notes payable and current portion of long-term debt       $      48.0         $      37.2
   Accounts payable                                                308.7               296.6
   Accrued salaries, wages and other compensation                   58.7                67.6
   Other accrued expenses                                          121.0               122.3
   Income taxes                                                     69.0                33.6
                                                              -----------         -----------
          Total current liabilities                                605.4               557.3

Long-term debt, less current portion                               218.5               218.5
Deferred income taxes                                               53.5                53.4
Accrued postretirement benefits other than pensions                156.0               155.2
Other noncurrent liabilities                                       115.3               114.3

Shareholders' equity
   Preferred Stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common Stock (par value $1.00 per share)
     Authorized - 300.0 shares
       Issued-148.4 shares at September 30 and
        June 30, 1996                                              148.4               148.4
   Additional paid-in capital                                       54.9                55.9
   Retained earnings                                             1,732.8             1,675.5
   Foreign currency translation adjustment and other                11.4                11.0
                                                              -----------         -----------
                                                                 1,947.5             1,890.8
Less cost of common stock in treasury-5.9 shares
   at September 30, 1996 and 6.0 shares at June 30, 1996           214.5               218.0
                                                              -----------         -----------
          Total Shareholders' Equity                             1,733.0             1,672.8
                                                              -----------         -----------
                                                             $   2,881.7         $   2,771.5
                                                              ===========         ===========

Note: The balance sheet at June 30, 1996 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                            MORTON INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                               Cash Provided (Used)
                                                                Three Months Ended
                                                                    September 30
                                                             -------------------------
                                                                 1996          1995
                                                             -----------    ----------
Operating Activities
--------------------
  Net income                                                 $     78.7     $    67.3
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                46.8          45.2
      Deferred income taxes                                         0.2           0.1
      Undistributed earnings of affiliates                         (2.4)         (2.9)
      Changes in operating assets and liabilities:
          Receivables                                              (5.8)        (42.8)
          Inventories and prepaid expenses                        (32.6)        (44.9)
          Accounts payable and accrued expenses                     1.7         (22.7)
          Accrued income taxes                                     35.9          29.5
          Other - net                                              (0.6)          4.3
                                                              ----------     ---------
            Net cash provided by operating activities             121.9          33.1
                                                              ----------     ---------

Investing Activities
--------------------
  Purchase of property, plant and equipment                       (55.9)        (47.4)
  Proceeds from property and other asset disposals                  4.7           1.2
                                                              ----------     ---------
            Net cash used for investing activities                (51.2)        (46.2)
                                                              ----------     ---------


Financing Activities
--------------------
  Purchase of common stock for treasury                            (0.2)           -
  Net increase in notes payable                                    10.8          10.5
  Repayment of long-term debt                                      (0.1)         (0.1)
  Stock option transactions                                         2.2           1.9
  Dividends paid                                                  (21.4)        (19.3)
                                                              ----------     ---------
            Net cash used for financing activities                 (8.7)         (7.0)
                                                              ----------     ---------

Effect of foreign exchange rate changes on cash
  and cash equivalents                                              0.2           8.0
                                                              ----------     ---------
Increase (decrease) in cash and cash equivalents                   62.2         (12.1)
Cash and cash equivalents at beginning of year                     71.1          88.3
                                                              ----------     ---------
Cash and cash equivalents at end of period                   $    133.3     $    76.2
                                                              ==========     =========


See notes to consolidated financial statements.

                            MORTON INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


Inventories
-----------

Inventories are stated at lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                                  Sept. 30       June 30
                                                    1996           1996
                                                  --------       -------
    Finished products and work-in-process         $284.7         $261.3
    Materials and supplies                         109.1          103.2
                                                  ------         ------
                                                  $393.8         $364.5
                                                  ======         ======

Item 2. Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------------
        and Results of Operations
        -------------------------

Results of Operations
---------------------

Net income for the first quarter of fiscal 1997 was $78.7 million, a 17 percent increase over the same period last year. Sales for the first quarter were $875.9 million versus $809.6 million last year, an increase of 8 percent. Earnings per share were 54 cents, up 20 percent over last year's 45 cents.

Specialty chemicals sales in the quarter rose 3 percent to $407.3 million. Higher specialty chemicals sales in the United States offset weakness in European and Asian demand. Volume growth in the quarter was up 7.5 percent, but the negative impact of foreign exchange and product mix plus the transfer of approximately $8.0 million of automotive coatings products' sales to the joint venture set up in January 1996 lowered the overall reported sales. Earnings in the first quarter of fiscal 1997 were up 18 percent to $66.5 million versus the first quarter of fiscal 1996. Favorable raw material prices compared to last year and the benefit of some of the restructuring actions started in fiscal 1996, including a $2.4 million gain on the sale of the Lytron product line, were important factors in the improved earnings and operating margins. The unfavorable impact of foreign exchange on sales and earnings for the quarter was $3.6 million and $.4 million, respectively.

Among the chemical businesses which performed well both in sales and earnings in this year's first quarter versus a year ago were waterbased polymers, advanced materials, performance chemicals, plastics additives, dyes, industrial coatings, and powder coatings. These product lines in total grew 13 percent from last year's sales level and contributed 44 percent of the group's sales in the first quarter of this fiscal year. Earnings for these products increased faster than sales, up 50 percent, and accounted for 90 percent of the chemical group's year-over-year increase in earnings.

Salt sales of $115.7 million in the first quarter increased by 4 percent while earnings rose 18 percent versus the same period a year ago. Sales were generally stronger across most product lines, especially food processing and chemical salt, and the salt business anticipates excellent ice control sales in the second quarter, as municipalities and highway departments replenish ice control inventories depleted during last year's harsh winter. Earnings in the current quarter increased faster than sales as a result of the comparison with a weak first quarter in fiscal 1996, higher production levels to prepare for the fiscal 1997 ice control season, and tight control of costs which include lower freight costs, favorable barge rates, and favorable load rates in Canada.

Morton Automotive Safety Products sales of $352.9 million increased 16 percent in the quarter ended September 30, 1996, and earnings of $54.7 million rose 7 percent over the same period last year. The strong airbag sales in the first quarter of fiscal 1997 were a result of healthy car production levels in the United States, 20 new product launches, accelerated side-impact orders, and business which developed as a result of problems competitors had meeting
initial customer requirements.   Earnings grew slower than sales primarily due
to approximately $7.0 million of special expenses related to the start up of new products, which included higher than expected freight, overtime and material costs. These start-up costs are not expected to impact the second quarter in the same magnitude.

Among the products responsible for the sales growth were inflators and modules sold to Chrysler, Ford, BMW, Honda, Toyota, Mitsubishi, Daihatsu, Subaru, Mazda, and Volkswagen. Also important contributors to the sales increase were side-impact inflators and modules sold to Nissan and Toyota.

Corporate costs remained tightly controlled in the first fiscal quarter of 1997, finishing only 2 percent ahead of the fiscal 1996 first quarter.

Common stock repurchases were only 5,000 shares during the quarter due to the ongoing negotiation of the proposed transaction with Autoliv AB described below. However, the cumulative impact of the shares repurchased in fiscal 1996 (6.7 million out of a 10 million share authorization) added slightly more than 1 cent to earnings per share in the quarter ended September 30, 1996.

On September 30, 1996, the Company and Autoliv AB jointly announced the signing of a letter of intent to merge Morton's Automotive Safety Products business with Autoliv. The business combination will result in the formation of a new U.S. holding company, Autoliv, Inc. The transaction is intended to be a merger of equals, in which Autoliv AB's shareholders will exchange their Autoliv shares for 53.5 percent of the equity of Autoliv, Inc. and the Company's shareholders will exchange their interest in Automotive Safety Products for 46.5 percent of Autoliv, Inc.

Immediately prior to the business combination, the Company will contribute all of its operations not directly related to ASP, together with $750 million of cash, less any amount paid to close indebtedness with affiliates, funded by new indebtedness which will remain the obligation of ASP, to a new company, "New Morton International, Inc.", which will assume the Morton International name. Shares of New Morton International will be distributed to the Company's shareholders on a share-for-share basis at the effective date of the transactions. Old Morton International, Inc., then owning the operations of ASP, will become a wholly owned subsidiary of Autoliv, Inc. as a result of the merger. The distribution of New Morton International shares and the exchange of Autoliv, Inc. shares for Company shares are expected to be tax-free transactions for U.S. federal income tax purposes.

The transactions described above are subject to, among other things, execution of definitive agreements, approval by the Company's shareholders, acceptance by holders of at least 90 percent of Autoliv AB's outstanding shares of an exchange offer for Autoliv, Inc. shares, receipt by the Company of a ruling from the U.S. Internal Revenue Service regarding certain tax aspects of the transactions, and certain regulatory approvals.

Liquidity and Capital Resources
-------------------------------

Operating activities were a source of cash in the three month periods ended September 30, 1996 and 1995, providing $121.9 million and $33.1 million, respectively.

Net income provided cash of $78.7 million in the first quarter of fiscal 1997 compared to $67.3 million last year. Depreciation and amortization was $1.6 million higher in the current period. As a result of improved working capital management, changes in operating assets and liabilities resulted in a $1.4 million use of funds during the first three months of fiscal 1997 compared to a $76.6 million use of funds during the same period last year.

Investing activities in the first quarter of fiscal year 1997 were primarily the result of capital spending, which used $55.9 million of cash compared to $47.4 million in the same period last year. The increase in capital spending this quarter compared to the same quarter last year is attributable to the ramp-up for side-impact inflators, as well as other new technologies, at the airbag facilities in Utah. Expansion related to certain chemical products as well as basic upkeep of the salt and chemical facilities continue to be areas of capital spending.

Financing activities for the first quarter of fiscal year 1997 were a $8.7 million use of funds compared to a $7.0 million use of funds during the same period in the prior year. Dividend payments for the three months ended September 30, 1996 increased to $21.4 from $19.3 in the same period last year. This change is due primarily to the increase in the dividend rate paid per share offset by the reduction in shares outstanding due to the share repurchase program.

The Company's current ratio at September 30, 1996 was 2.1 unchanged from June 30, 1996. Total debt as a percentage of total capitalization at September 30, 1996 was 13.0% compared to 12.9% at June 30, 1996.

As of September 30, 1996, the Company has unexpended authorizations for fixed asset spending of $224.1 million. These authorizations related primarily to the expansion of the airbags business, at a reduced level, as well as general facility expansion, product improvement, and maintenance Company-wide.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending and dividend payments in the foreseeable future.


                          PART  II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

EPA Inquiry - Moss Point Plant.  During the period covered by this report, two
------------------------------
federal grand jury subpoenas have been served on the Company seeking documents related to waste water discharges at the above plant. The Company has furnished the requested documents.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

During the fiscal quarter ended September 30, 1996, one 8-K report was filed: the item reported was Item 5- Other Events; no financial statements or exhibits were filed therewith, and the date of the report was September 30, 1996.


                     *************************************

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MORTON INTERNATIONAL, INC.
                                    ------------------------------------
                                                (Registrant)


Date: November 5, 1996          BY:       /s/L. F. Zumbach
      ----------------              -------------------------------------
                                               L. F. Zumbach
                                                Controller
                                        (Principal Accounting Officer)