Form 10-Q
period 1996-12-31
MORTON INTERNATIONAL INC
filed 1997-02-07
CIK 68361

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

                            (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996
     OR

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

                                        Yes   X    No
                                            -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                             Outstanding at December 31, 1996
-----------------------------                 --------------------------------
Common Stock, $1.00 par value                          142,289,411 shares

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
Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Income and Retained
               Earnings - Three months and six months ended
               December 31, 1996 and 1995                                  3

          Consolidated Balance Sheets - December 31, 1996
               and June 30, 1996                                           4

          Consolidated Statements of Cash Flows -
               Six months ended December 31, 1996 and 1995                 5

          Notes to Consolidated Financial Statements -
               December 31, 1996                                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             6 - 9

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submissions of Matters to a Vote of Security-Holders           9 - 10

Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURE                                                                 10

Item 1.  Financial Statements (Unaudited)
_________________________________________



                          MORTON INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                   (IN MILLIONS EXCEPT PER SHARE DATA)


                                                          Three Months Ended                Six Months Ended
                                                              December 31                      December 31
                                                       --------------------------    -----------------------------
                                                           1996          1995             1996            1995
                                                       -----------    -----------    -------------   -------------
Net sales                                              $    943.3     $    916.1     $    1,819.2    $    1,725.7
Interest, royalties, and sundry income                        7.3           30.8             17.2            39.1
                                                       -----------    -----------    -------------   -------------
                                                            950.6          946.9          1,836.4         1,764.8
Deductions from income:
   Cost of products sold                                    674.4          645.2          1,296.0         1,225.6
   Selling, administrative, and general expense             108.1          111.7            220.2           213.3
   Research and development expense                          19.6           21.9             38.3            41.5
   Interest expense                                           6.0            6.3             12.0            12.4
   Amortization of goodwill                                   2.6            2.6              5.1             5.1
                                                       -----------    -----------    -------------   -------------
                                                            810.7          787.7          1,571.6         1,497.9
                                                       -----------    -----------    -------------   -------------
Income before income taxes                                  139.9          159.2            264.8           266.9
Income taxes                                                 51.8           59.7             98.0           100.1
                                                       -----------    -----------    -------------   -------------
Net Income                                                   88.1           99.5            166.8           166.8

Retained earnings at beginning of period                  1,732.8        1,465.6          1,675.5         1,417.6
Cash dividends: $.15 and $.13 per share for the
  three months ended December 31, 1996 and 1995,
  respectively; $.30 and $.26 per share for the
  six months ended December 31, 1996 and 1995,
  respectively.                                             (21.4)         (19.3)           (42.8)          (38.6)
                                                       -----------    -----------    -------------   -------------
Retained earnings at end of period                     $  1,799.5     $  1,545.8     $    1,799.5    $    1,545.8
                                                       ===========    ===========    =============   =============

Net income per share                                   $      .61     $      .66     $       1.15    $       1.11
                                                       ===========    ===========    =============   =============

Shares used in computation (in thousands)                                                 145,001         150,452
                                                                                     =============   =============



See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               (IN MILLIONS)

                                                                 December 31          June 30
                                                                    1996                1996
                                                                 -----------        ----------
                                                                                      (Note)
ASSETS
------
Current assets
   Cash and cash equivalents                                     $     71.3         $    71.1
   Receivables                                                        660.1             624.6
   Deferred income tax benefits                                        15.5              23.6
   Inventories                                                        392.0             364.5
   Prepaid expenses                                                   131.5             112.4
                                                                 -----------        ----------
          Total current assets                                      1,270.4           1,196.2

Other assets
   Cost in excess of net assets of businesses acquired,
     less amortization                                                291.2             296.3
   Investments in affiliates                                          137.3              70.7
   Miscellaneous                                                       60.0              62.5
                                                                 -----------        ----------
                                                                      488.5             429.5


Property, plant and equipment, at cost                              2,251.4           2,151.3
   Less allowances for depreciation                                 1,072.9           1,005.5
                                                                 -----------        ----------
                                                                    1,178.5           1,145.8
                                                                 -----------        ----------
                                                                 $  2,937.4         $ 2,771.5
                                                                 ===========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
   Notes payable and current portion of long-term debt           $    108.2         $    37.2
   Accounts payable                                                   279.1             296.6
   Accrued salaries, wages and other compensation                      59.3              67.6
   Other accrued expenses                                             125.1             122.3
   Income taxes                                                        31.9              33.6
                                                                 -----------        ----------
          Total current liabilities                                   603.6             557.3

Long-term debt, less current portion                                  218.5             218.5
Deferred income taxes                                                  54.4              53.4
Accrued postretirement benefits other than pensions                   156.7             155.2
Other noncurrent liabilities                                          115.3             114.3

Shareholders' equity
   Preferred stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common stock (par value $1.00 per share)
     Authorized - 300.0 shares
     Issued, including shares in treasury -  148.4 shares
       and 148.4 shares at December 31 and June 30, 1996              148.4             148.4
   Additional paid-in capital                                          50.8              55.9
   Retained earnings                                                1,799.5           1,675.5
   Foreign currency translation adjustment and other                   15.8              11.0
                                                                 -----------        ----------
                                                                    2,014.5           1,890.8
   Less cost of common stock in treasury - 6.1 shares
     at December 31, 1996 and 6.0 shares at June 30, 1996             225.6             218.0
                                                                 -----------        ----------
          Total shareholders' equity                                1,788.9           1,672.8
                                                                 -----------        ----------
                                                                 $  2,937.4         $ 2,771.5
                                                                 ===========        ==========


Note: The balance sheet at June 30, 1996 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                             MORTON INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                         Cash Provided (Used)
                                                                           Six Months Ended
                                                                             December 31
                                                                      ------------------------
                                                                          1996         1995
                                                                      -----------   ----------
Operating Activities
--------------------
  Net income                                                          $    166.8    $   166.8
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                         94.2         90.8
      Deferred income taxes                                                  0.2          0.2
      Undistributed earnings of affiliates                                  (1.5)        (2.6)
      Changes in operating assets and liabilities
        net of effects of businesses acquired:
          Receivables                                                      (34.6)       (96.5)
          Inventories and prepaid expense                                  (46.0)       (42.5)
          Accounts payable and accrued expenses                            (24.1)        (5.0)
          Accrued income taxes                                               9.6         22.3
          Other - net                                                        3.2          3.7
                                                                      -----------   ----------
            Net cash provided by operating activities                      167.8        137.2
                                                                      -----------   ----------

Investing Activities
--------------------
  Purchase of property, plant and equipment                               (122.5)      (100.0)
  Proceeds from property and other asset disposals                           5.3          1.5
  Cash invested in businesses acquired                                     (65.0)        (0.6)
                                                                      -----------   ----------
            Net cash used for investing activities                        (182.2)       (99.1)
                                                                      -----------   ----------


Financing Activities
--------------------
  Purchase of common stock for treasury                                    (21.6)       (52.8)
  Increase in notes payable                                                 71.6         21.7
  Repayment of long-term debt                                               (0.1)        (0.1)
  Stock option transactions                                                  5.3          4.6
  Dividends paid                                                           (42.8)       (38.6)
                                                                      -----------   ----------
            Net cash provided by (used for) financing activities            12.4        (65.2)

Effect of foreign exchange rate changes on cash
  and cash equivalents                                                       2.2          1.0
Increase/(decrease) in cash and cash equivalents                             0.2        (26.1)
Cash and cash equivalents at beginning of year                              71.1         88.3
                                                                      -----------   ----------
Cash and cash equivalents at end of period                            $     71.3    $    62.2
                                                                      ===========   ==========


See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


Inventories
-----------

Inventories are stated at lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                              Dec. 31    June 30
                                                1996       1996
                                              -------    -------
     Finished products and work-in-process    $263.8     $261.3
     Materials and supplies                    128.2      103.2
                                              -------    -------
                                              $392.0     $364.5
                                              =======    =======

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
           and Results of Operations
           -------------------------

Results of Operations
---------------------

Sales increased 3 percent in the second quarter of fiscal 1997 compared with the fiscal 1996 second quarter while earnings per share decreased 8 percent for the same two periods. However, fiscal 1996 earnings included $24.1 million of unusual, non-operating, pretax income ($15.1 million or 10 cents per share after tax) relating to environmental insurance settlements going back more than a decade. Excluding the 10 cents per share impact in fiscal 1996, second quarter fiscal 1997 earnings per share increased 9 percent to 61 cents. Sales for the second quarter were $943.3 million versus $916.1 million in the prior year. Net income for the quarter was $88.1 million compared with $99.5 million in the second quarter of fiscal 1996.

For the six months ended December 31, 1996, sales were $1.8 billion, up 5 percent over the prior year. Net income for the first six months of fiscal
1997 was $166.8 million, the same as fiscal 1996. Excluding the impact of the environmental insurance settlements from fiscal 1996, net income and earnings per share grew 10 percent and 14 percent, respectively. A lower effective tax rate and fewer common shares outstanding contributed 4 cents to per share earnings in the first half of fiscal year 1997. The decrease in the common shares outstanding is due to the share repurchase program begun in fiscal 1996.

Specialty chemicals saw strong profit growth despite flat sales growth. Airbag sales exceeded expectations in the second quarter as side-impact airbags and additional business captured by Morton offset sizable price declines. Airbag profits, however, were below the second quarter of fiscal 1996 as higher freight and manufacturing costs to meet the additional demand reduced operating margins. Salt results improved, despite tough comparisons with the prior year for the ice control business, due to excellent results for non-ice control products. Early season snowfall resulted in strong ice control sales in the second quarter of fiscal 1996.

Sales for Morton's specialty chemicals business in the second quarter of fiscal 1997 were $392.5 million, flat compared with fiscal 1996 second quarter results. Operating earnings were $56.5 million, a 14 percent increase over the second quarter of fiscal 1996. Operating margins improved to 14.4 percent, due in part to lower raw material prices for most product lines.

In the second quarter of fiscal 1997, thermoplastic polyurethanes, advanced materials, plastics additives, automotive coatings (after adjusting for the transfer of approximately $7 million of sales to a joint venture set up in January 1996), industrial coatings and powder coatings showed healthy sales gains. These product lines contributed approximately 38 percent of chemical group sales in the current quarter. Partially offsetting these favorable year-over-year performances were lower sales in the extrudable specialties
portion of packaging adhesives, dyes and electronic materials.   Among the
contributors to the improved earnings were performance chemicals, plastics additives, industrial coatings, automotive coatings and powder coatings. Earnings from these product lines accounted for approximately 53 percent of chemical group profits and 77 percent of the year-over-year increase. The unfavorable impact of foreign exchange on sales and earnings for the current quarter was $4.2 million and $.5 million, respectively.

Specialty chemical sales for the first six months of fiscal 1997 were $799.8 million, up 2 percent and operating profits of $123.0 million were up 16 percent over the same period in fiscal 1996. The growth in sales year over year was largely attributable to plastics additives, industrial coatings, automotive coatings (after adjusting for the transfer of sales to a joint venture set up last year), powder coatings, thermoplastic polyurethanes, and waterbased polymers. Performance chemicals, plastics additives, industrial coatings, automotive coatings, and powder coatings accounted for 52 percent of year-to-date earnings and approximately 74 percent of the increase from the same period in fiscal 1996. Partially offsetting these sales and earnings increases were unfavorable comparisons with the prior year in the extrudable specialties portion of packaging adhesives and electronic materials. Sales and earnings were down year over year in extrudable specialties due to the discontinuance of a product line.

Earnings grew faster than sales for the six months ended December 31, 1996, as earnings reflected the impact of higher volumes and lower raw material prices on operating margins. Earnings for the first six months of fiscal 1997 also included a $2.4 million gain on the sale of the Lytron product line. Year-to-date chemical sales and earnings were negatively impacted by the effects of foreign exchange translation of $7.8 million and $.9 million, respectively.

Salt sales in the second quarter of fiscal 1997 were $171.7 million, a 2 percent increase versus the second quarter of fiscal 1996. Fiscal 1997 second quarter operating earnings were $39.8 million, up 6 percent compared to prior year earnings of $37.6 million. Operating margins improved to 23.2 percent from 22.3 percent last year. Sales for the first six months of fiscal 1997 were $287.4 million, an increase of 3 percent, and operating earnings were $63.1 million, a 10 percent increase over the six months ended December 31, 1995. Earnings increased faster than sales for both the second quarter and year-to-date as a result of higher production levels to prepare for the fiscal 1997 ice control season and continued tight control of costs.

While the salt business benefited from customers replenishing depleted ice control salt inventories after last year's record-breaking winter, the mild December weather this year meant ice control salt sales for the quarter were 7 percent below the prior year's strong second quarter ice control salt sales. Excellent performances from all other salt product lines, including grocery and water conditioning products, offset the lower ice control results.

Airbag sales for the second quarter of fiscal 1997 were $379.1 million, up 6 percent over the same period in the prior year. Operating earnings of $60.9 million were down 16 percent. Operating margins were 16.1 percent versus 20.1 percent in the prior year. For the six months ended December 31, 1996, sales for the airbag business were $732.0 million, an 11 percent improvement over the same period in the prior year, but operating earnings were $115.6 million, down 6 percent over the comparable period.

Although sales to VW, BMW, Honda, Mitsubishi, Toyota, Chrysler, Nissan, Subaru, and Mazda were up strongly in the quarter, operating earnings declined overall as prices for inflators and modules continued to show a decline in the quarter and manufacturing and freight cost were considerably higher than expected. Volume continued to increase during the current quarter, up 29 percent, while average selling prices continued to decline, down 18 percent compared with the second quarter of fiscal 1996. The volume increase was primarily generated by Asian customers purchasing significantly greater numbers of driver-side and passenger-side inflators. This unanticipated volume increase is also responsible for the higher year-over-year operating costs, particularly overtime, temporary direct labor and freight costs.

Morton's corporate administrative and other costs were below last year's second quarter, however because of the income from the environmental insurance settlements received in the second quarter of fiscal 1996, overall corporate expense comparisons were negative. Excluding the impact of the environmental insurance settlements from the prior year's results, corporate expenses were 27 percent below the second quarter of the prior year and 14 percent below the first six months of fiscal 1996. Lower corporate administrative costs, net interest expense and environmental expenses were the main reasons for the lower corporate and other costs.

The Company repurchased 528,500 shares of its common stock during the current quarter. The cumulative shares repurchased in fiscal 1996 and in the first half of fiscal 1997 were 7.3 million (out of a 10 million share authorization) at an average share price of $36.34.

Liquidity and Capital Resources
-------------------------------

Operating activities were a source of cash in the six month period ended December 31, 1996, providing $167.8 million, compared to the same period in the prior year when operations provided $137.2 million.

This change is largely attributable to the changes in operating assets and liabilities which resulted in a $91.9 million use of funds this year compared to a $118.0 million use of funds during the first six months of last year. This decrease in the use of funds is primarily attributable to improved working capital management, principally related to accounts receivable and inventory. Net income provided $166.8 million in the first six months of fiscal year 1997, unchanged from the prior year. Depreciation and amortization was $3.4 million higher in the current period. This increase is primarily the result of the high level of capital spending at the airbag facilities in Utah in recent years.

Investing activities in the first six months of fiscal year 1997 were primarily the result of capital spending, which used $122.5 million of cash compared to $100.0 million in the same period in fiscal 1996. The major increase in capital spending this period compared to the same period in fiscal 1996 is at the airbag facilities in Utah and Europe and reflects the overall increase in capital spending levels compared with prior years as well as the timing of expenditures. Expansion related to certain chemical products as well as basic upkeep of the Salt and Chemical facilities continue to be areas of capital spending. Cash invested in businesses acquired was $65.0 million in the first six months of fiscal 1997 primarily related to the acquisition of a controlling block of stock in an Italian powder coatings company. Cash invested in businesses acquired was $.6 million in the six months ended December 31, 1995.

Financing activities for the six month period ended December 31, 1996, were a $12.4 million source of funds compared to a $65.2 million use of funds during the same period in the prior year. Short-term notes payable increased $71.6 million in the current period compared with a $21.7 million increase during the same period of last year. This change reflects the higher level of incremental borrowing required in fiscal 1997 as cash generated from operations increased but was not sufficient to offset the higher level of capital spending and acquisitions. During the second quarter of fiscal 1996, the board of directors authorized a 10 million share buy back of the Company's common stock. Through December 31, 1996, the Company repurchased approximately
7.3 million shares of its common stock with .5 million shares purchased in the first six months of fiscal 1997 for approximately $21.6 million. Dividend payments for the first six months of fiscal year 1997 increased to $42.8 million from $38.6 million in the same period last year, due to the increase in the dividend rate paid per share.

The Company's current ratio was 2.1 at both December 31 and June 30, 1996. Total debt as a percentage of total capitalization at December 31, 1996, was
15.1 percent compared to 12.9 percent at June 30, 1996.

As of December 31, 1996, the Company had unexpended authorizations for fixed asset spending of $209.1 million. These authorizations related primarily to the restructuring and expansion of the chemical business, expansion of the airbag business as well as general facility expansion, product improvement, and maintenance Company-wide.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending, dividend payments and share repurchases in the foreseeable future.

                        PART  II - OTHER INFORMATION


Item 4. Submissions of Matters to a Vote of Security-Holders
------------------------------------------------------------

The Company's annual shareholders' meeting was held on October 24, 1996. The results of the matters voted upon at the meeting are as follows:

1. The following individuals were elected directors of the Company for terms specified in the proxy statement for the above meeting in accordance with the following votes:

                                                     AUTHORITY
                                                     WITHHELD
                                    SHARES FOR       (Shares)
     Dennis C. Fill                 120,594,137      1,846,388
     William E. Johnston            119,810,001      2,630,524
     Edward J. Mooney               119,785,167      2,655,358
     George A. Schaefer             120,581,622      1,858,903

2. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1997, was ratified in accordance with the following votes:

     FOR              121,336,083 shares
     AGAINST              726,493 shares
     ABSTAIN              377,949 shares


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

During the fiscal quarter ended December 31, 1996, two 8-K reports were filed as follows:

1. Date of report: November 22, 1996; item reported: Item 5 - Other Events; no financial statements and one exhibit were filed therewith.

2. Date of report: November 25, 1996; item reported: Item 5 - Other Events; no financial statements or exhibits were filed therewith.

                    *************************************

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MORTON INTERNATIONAL, INC.
                                               --------------------------
                                                      (Registrant)


Date:   February 10, 1997                  BY:     /s/ L. F. Zumbach
                                               ---------------------------
                                                       L. F. Zumbach
                                                        Controller
                                              (Principal Accounting Officer)