Form 10-Q/A
period 1996-12-31
MORTON INTERNATIONAL INC
filed 1997-02-13
CIK 68361

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q/A

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

                         MORTON INTERNATIONAL, INC.
                       QUARTERLY REPORT ON FORM 10-Q/A



                                                                  INDEX
                                                                  PAGE
                                                                  -----
PART I.  FINANCIAL INFORMATION:
------------------------------
Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Income and Retained
               Earnings - Three months and six months ended
               December 31, 1996 and 1995                           3

          Consolidated Balance Sheets - December 31, 1996
               and June 30, 1996                                    4

          Consolidated Statements of Cash Flows -
               Six months ended December 31, 1996 and 1995          5

          Notes to Consolidated Financial Statements -
               December 31, 1996                                    6 - 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        7 - 10

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submissions of Matters to a Vote of Security-Holders      10 - 11

Item 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURE                                                             11

The financial statements in the Morton International, Inc. report of Form 10-Q filed on February 10, 1997, are hereby amended in their entirety to read as follows:

                        PART I - FINANCIAL INFORMATION


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
                                              =======    =======

Recent Developments
-------------------

On November 25, 1996, Morton International, Inc. (the "Company"), Autoliv, Inc., Autoliv AB and ASP Merger Sub Inc. entered into a Combination Agreement pursuant to which the Company's Automotive Safety Products Group (ASP) will become a wholly owned subsidiary of Autoliv, Inc. and Autoliv, Inc. will acquire at least 90 percent of the outstanding capital of Autoliv AB (the Combination). The Combination, which will be tax free, is intended to be a merger of equals in which, if the Exchange Offer which is a part of the transaction is fully accepted, the Company's shareholders will exchange their interest in ASP for 46.5 percent of Autoliv, Inc. and Autoliv AB's shareholders will exchange their Autoliv AB shares for 53.5 percent of the equity of Autoliv, Inc.

Immediately prior to the business combination, the Company will contribute all of its businesses other than ASP to a new company, New Morton, and will spin off New Morton to the Company's shareholders in a tax free distribution (the Distribution). Each shareholder of the Company's common stock will receive one share of new Morton common stock for each share of the Company's stock owned prior to the combination. In addition, in conjunction with the spin-off, the Company will contribute $750 million in cash to New Morton to be funded by debt to be retained by ASP. The Company will also distribute to New Morton a portion of the cash generated by the ASP business since July 1, 1996, in an amount equal to $50.0 million plus $7.2 million per month after March 31, 1997, until the consummation of the Distribution.

In substance, the Company is combining its ASP business with the businesses of Autoliv AB, which will together be conducted by Autoliv, Inc.

For the purposes of governing certain relationships among the Company, New Morton and Autoliv, Inc., as well as to help in the orderly separation and transition of the ASP business, the Company, New Morton, Autoliv, Inc. and Autoliv AB have entered or will enter into numerous agreements, including the Combination Agreement, Tax Sharing Agreement, Employee Benefits Allocation Agreement and other agreements. These agreements deal with many operational issues, including (a) the separation of the ASP business from the remaining businesses; (b) transitional services to be provided by New Morton to the ASP business after the Combination; (c) the sharing of certain facilities for a limited time by the ASP business and New Morton; and (d) the allocation of certain tax, employee benefits and other liabilities among New Morton, Autoliv, Inc. and the Company.

The transactions described above are subject to, among other things, approval by the Company's shareholders, acceptance by holders of at least 90 percent of Autoliv AB's outstanding shares of an exchange offer for Autoliv, Inc. shares, receipt by the Company of a ruling from the U.S. Internal Revenue Service regarding certain tax aspects of the transactions, and certain regulatory approvals.

In December 1996, Morton signed a definitive agreement to acquire two-thirds of the stock of Salins du Midi, for $195 million. Morton expects to make a public cash tender offer in France for the remaining shares. The proposed acquisition has a total value of approximately $290 million. Salins du Midi is the leading independent salt producer in Europe, with estimated 1996 sales of almost $270 million. Salins du Midi, based in Paris, supplies salt for food and agricultural products, water treatment and ice/snow and industrial
applications, and markets its products under the "La Baleine" label.   Salins
du Midi produces solar, rock and vacuum-processed salt at nine sites in France and at four sites in Spain.

In December 1996, Morton also announced plans to purchase Pulverlac, an Italian powder coatings maker, for an undisclosed sum. Pulverlac is a leader in the European coatings industry with estimated 1996 sales of $75 million.

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

                                               MORTON INTERNATIONAL, INC.
                                               --------------------------
                                                      (Registrant)


Date:   February 13, 1997                   BY:     /s/ L. F. Zumbach
                                               --------------------------
                                                       L. F. Zumbach
                                                        Controller
                                              (Principal Accounting Officer)