Form 10-Q
period 1997-03-31
MORTON INTERNATIONAL INC
filed 1997-04-23
CIK 68361

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997
                                OR

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

                                 Yes   X    No
                                     _____     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                          Outstanding at March 31, 1997
-----------------------------              -----------------------------
Common Stock, $1.00 par value                     140,037,193 shares

                         MORTON INTERNATIONAL, INC.
                        QUARTERLY REPORT ON FORM 10-Q



                                                            INDEX
                                                             PAGE
                                                            -----

PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.  Financial Statements (Unaudited)

     Consolidated Statements of Income and Retained
          Earnings - Three months and nine months ended
          March 31, 1997 and 1996                           3

     Consolidated Balance Sheets - March 31, 1997
          and June 30, 1996                                 4

     Consolidated Statements of Cash Flows -
          Nine months ended March 31, 1997 and 1996         5

     Notes to Consolidated Financial Statements -
          March 31, 1997                                    6 - 7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               7 - 10

PART II.  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K                    11

SIGNATURE                                                    11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
-----------------------------------------

                                MORTON INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                            (IN MILLIONS EXCEPT PER SHARE DATA)

                                                       Three Months Ended             Nine Months Ended
                                                            March 31                       March 31
                                                    ------------------------       -----------------------
                                                       1997          1996              1997         1996
                                                    ---------     ----------       ----------   ----------
Net sales                                           $1,027.0         $998.4         $2,846.2     $2,724.1
Interest, royalties, and sundry income                   6.8           22.9             24.0         62.0
                                                    ---------     ----------       ----------   ----------
                                                     1,033.8        1,021.3          2,870.2      2,786.1
Deductions from income:
   Cost of products sold                               717.8          709.4          2,013.8      1,935.0
   Selling, administrative, and general expense        114.1          111.3            334.3        324.6
   Research and development expense                     18.9           19.4             57.2         60.9
   Interest expense                                      6.6            6.3             18.6         18.7
   Amortization of goodwill                              3.0            2.6              8.1          7.7
                                                    ---------     ----------       ----------   ----------
                                                       860.4          849.0          2,432.0      2,346.9
                                                    ---------     ----------       ----------   ----------
Income before income taxes                             173.4          172.3            438.2        439.2
Income taxes                                            64.1           64.6            162.1        164.7
                                                    ---------     ----------       ----------   ----------
Net income                                             109.3          107.7            276.1        274.5

Retained earnings at beginning of period             1,799.5        1,545.8          1,675.5      1,417.5
Cash dividends:  $.15 and $.13 per share for the
  three months ended March 31, 1997 and 1996,
  respectively; $.45 and $.39 per share for the
  nine months ended March 31, 1997 and 1996,
  respectively                                         (21.1)         (19.1)           (63.9)       (57.6)
                                                    ---------     ----------       ----------   ----------

Retained earnings at end of period                  $1,887.7       $1,634.4         $1,887.7     $1,634.4
                                                    =========     ==========       ==========   ==========

Net income per share                                $    .76       $    .72         $   1.91     $   1.83
                                                    =========     ==========       ==========   ==========

       Shares used in computation (in thousands)                                     144,496      150,232
                                                                                   ==========   ==========


See notes to consolidated financial statements.

                            MORTON INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN MILLIONS)

                                                                March 31           June 30
                                                                  1997               1996
                                                               ----------         ----------
                                                                                    (Note)
ASSETS
------
Current assets
   Cash and cash equivalents                                   $   163.8          $    71.1
   Receivables                                                     762.4              624.6
   Deferred income tax benefits                                     21.0               23.6
   Inventories                                                     413.7              364.5
   Prepaid expenses                                                123.1              112.4
                                                               ----------         ----------
          Total current assets                                   1,484.0            1,196.2

Other assets
   Cost in excess of net assets of businesses acquired,
     less amortization                                             344.1              296.3
   Investments in affiliates                                        95.7               70.7
   Miscellaneous                                                   110.1               62.5
                                                               ----------         ----------
                                                                   549.9              429.5


Property, plant and equipment, at cost                           2,431.4            2,151.3
   Less allowances for depreciation                              1,102.6            1,005.5
                                                               ----------         ----------
                                                                 1,328.8            1,145.8
                                                               ----------         ----------
                                                               $ 3,362.7          $ 2,771.5
                                                               ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
   Notes payable and current portion of long-term debt         $   344.7          $    37.2
   Accounts payable                                                343.1              296.6
   Accrued salaries, wages and other compensation                   66.3               67.6
   Other accrued expenses                                          155.3              122.3
   Income taxes                                                     72.3               33.6
                                                               ----------         ----------
          Total current liabilities                                981.7              557.3

Long-term debt, less current portion                               226.4              218.5
Deferred income taxes                                               66.9               53.4
Accrued postretirement benefits other than pensions                157.3              155.2
Other noncurrent liabilities                                       162.8              114.3

Shareholders' equity
   Preferred stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common stock (par value $1.00 per share)
     Authorized - 300.0 shares
     Issued, including shares in treasury -148.4 shares
       at March 31, 1997 and June 30, 1996                         148.4              148.4
   Additional paid-in capital                                       48.7               55.9
   Retained earnings                                             1,887.7            1,675.5
   Foreign currency translation adjustment and other                 3.6               11.0
                                                               ----------         ----------
                                                                 2,088.4            1,890.8
   Less cost of common stock in treasury - 8.4 shares
    at March 31, 1997 and 6.0 shares at June 30, 1996              320.8              218.0
                                                               ----------         ----------
          Total shareholders' equity                             1,767.6            1,672.8
                                                               ----------         ----------
                                                               $ 3,362.7          $ 2,771.5
                                                               ==========         ==========

Note: The balance sheet at June 30, 1996 has been derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (IN MILLIONS)

                                                                                 Cash Provided (Used)
                                                                                   Nine Months Ended
                                                                                        March 31
                                                                             -------------------------------
                                                                                 1997                1996
                                                                             -----------         -----------
Operating Activities
--------------------
  Net income                                                                 $    276.1          $    274.5
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                               142.4               135.4
      Deferred income taxes                                                         0.2                 0.3
      Undistributed earnings of affiliates                                         (4.9)               (3.7)
      Changes in operating assets and liabilities
        net of effects of businesses acquired:
          Receivables                                                             (57.1)              (96.4)
          Inventories and prepaid expense                                          10.0                 8.5
          Accounts payable and accrued expenses                                   (18.4)                0.9
          Accrued income taxes                                                     27.9                24.6
          Other - net                                                               3.3                (2.6)
                                                                             -----------         -----------
            Net cash provided by operating activities                             379.5               341.5
                                                                             -----------         -----------

Investing Activities
--------------------
  Purchase of property, plant and equipment                                      (181.6)             (161.1)
  Proceeds from property and other asset disposals                                  5.5                 1.8
  Investment in affiliates                                                          -                  (0.2)
  Cash invested in businesses acquired                                           (242.7)               (0.6)
                                                                             -----------         -----------
            Net cash used for investing activities                               (418.8)             (160.1)
                                                                             -----------         -----------

Financing Activities
--------------------
  Purchase of common stock for treasury                                          (125.9)              (66.9)
  Increase (decrease) in notes payable                                            297.8               (26.5)
  Repayment of long-term debt                                                      (0.1)               (0.1)
  Stock option transactions                                                        10.1                 9.4
  Dividends paid                                                                  (63.9)              (57.6)
                                                                             -----------         -----------
            Net cash provided by (used for) financing activities                  118.0              (141.7)
                                                                             -----------         -----------
Effect of foreign exchange rate changes on cash
  and cash equivalents                                                             14.0                 2.6
                                                                             -----------         -----------
Increase in cash and cash equivalents                                              92.7                42.3
Cash and cash equivalents at beginning of year                                     71.1                88.3
                                                                             -----------         -----------
Cash and cash equivalents at end of period                                   $    163.8          $    130.6
                                                                             ===========         ===========

See notes to consolidated financial statements.

                            MORTON INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
---------------------

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


Inventories
-----------

Inventories are stated at lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                               March 31   June 30
                                                 1997        1996
                                               --------   -------
     Finished products and work-in-process      $281.4     $261.3
     Materials and supplies                      132.3      103.2
                                               --------   -------
                                                $413.7     $364.5
                                               ========   =======

Recent Developments
-------------------

On November 25, 1996, Morton International, Inc. (the "Company"), Autoliv, Inc., Autoliv AB and ASP Merger Sub Inc. entered into a Combination Agreement pursuant to which the Company's Automotive Safety Products Group "ASP" will become a wholly owned subsidiary of Autoliv, Inc. and Autoliv, Inc. will acquire over 90 percent of the outstanding capital of Autoliv AB (the "Combination"). The Combination, which will be tax free to the Company and generally to shareholders (other than with respect to cash paid in lieu of fractional shares), is intended to be a merger of equals in which, if an exchange offer by Autoliv, Inc. for all of the outstanding securities of Autoliv AB (the Exchange Offer), which is a part of the transaction, is fully accepted, the Company's shareholders will exchange their interest in ASP for
46.5 percent of the equity of Autoliv, Inc. and Autoliv AB's shareholders will exchange their Autoliv AB shares for 53.5 percent of the equity of Autoliv, Inc. In substance, the Company is combining its ASP business with the businesses of Autoliv AB, which will together be conducted by Autoliv, Inc.

Immediately prior to the Combination, the Company will contribute all of its businesses other than ASP to a new company, New Morton International, Inc. (New Morton), and will spin off New Morton to the Company's shareholders in a tax free distribution (the "Distribution"). Each holder of the Company's common stock will receive one share of New Morton common stock for each share of the Company's stock owned prior to the Distribution. In addition, in conjunction with the spin-off, the Company will contribute $750 million in cash to New Morton to be funded by debt to be retained by ASP. The Company will also distribute to New Morton a portion of the cash generated by the ASP business since July 1, 1996, in an amount equal to $50.0 million plus $7.2 million per month after March 31, 1997, until the consummation of the Distribution.

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

The transactions described above are subject to, among other things, approval by the Company's shareholders, acceptance by holders of more than 90 percent of Autoliv AB's outstanding shares of the Exchange Offer , receipt by the Company of a ruling from the U.S. Internal Revenue Service regarding certain tax aspects of the transactions, and certain regulatory approvals, which ruling and regulatory approvals have been received. If the transactions are approved as described above, the Company expects the Distribution and Combination to occur in late April or early May 1997.

In December 1996, Morton signed a definitive agreement to acquire two-thirds of the stock of Salins du Midi. Morton acquired two-thirds of the stock in March 1997, made a public cash tender offer in France for the remaining shares and as of March 31, 1997 owned 82.8% of Salins du Midi for a total cost of $219 million. The acquisition has a total value of approximately $270 million. Salins du Midi is the leading independent salt producer in Europe, with estimated 1996 sales of $270 million. Salins du Midi, based in Paris, supplies salt for food and agricultural products, water treatment and ice/snow and industrial applications, and markets its products under the "La Baleine"
label.   Salins du Midi produces solar, rock and vacuum-processed salt at nine sites in France and at four sites in Spain.

In December 1996, Morton also announced plans to purchase Pulverlac S.p.A. (" Pulverlac"), an Italian powder coatings maker, for an undisclosed sum. Pulverlac is a leader in the European coatings industry with 1996 sales of about $75 million.

These acquisitions consisted principally of preliminary values for property, plant and equipment of $153.5 million, working capital of $30.7 million, and intangibles of $63.7 million. The accounts of the acquired companies have been included in the accompanying consolidated balance sheet at March 31, 1997. Assuming the acquisitions had been effective as of July 1, 1996, unaudited pro forma data for the nine months ended March 31, 1997 would not be materially different in relation to consolidated results presented herein.

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Sales increased three percent in the third quarter of fiscal 1997 compared with the fiscal 1996 third quarter while earnings per share of $.76 increased
6 percent for the same two periods. However, fiscal 1996 earnings included the one-time receipt of $15.0 million ($9.4 million or $.06 per share after tax) from its joint venture partner, Nippon Paint Company, for the creation of Morton Nippon Coatings. Excluding the impact of forming the new joint venture, earnings per share for the quarter increased 15 percent. Sales for the third quarter were $1,027.0 million versus $998.4 million in the prior year. Net income for the quarter was $109.3 million compared with $107.7 million in the third quarter of fiscal 1996.

For the nine months ended March 31, 1997, sales were $2.8 billion, up four percent over the prior year. Net income for the first nine months of fiscal 1997 was $276.1 million, one percent higher than the same period in fiscal 1996. Included in the net income and earnings per share numbers for last year' s nine months results were the $15.0 million proceeds mentioned above as well as $24.1 million for environmental insurance settlements (recorded in the second quarter). Excluding the after tax impact of both these items, net
income and earnings per share grew 10 percent and 14 percent, respectively.   A
lower effective tax rate and fewer common shares outstanding contributed $.04 cents to per share earnings in the first nine months of fiscal year 1997. The decrease in the common shares outstanding is due to the share repurchase program begun in fiscal 1996.

Specialty chemicals results were positively impacted by the acquisition of Pulverlac S.p.A., an Italian powder coatings business ("Pulverlac"), and strong U.S. results in several product areas, but negatively affected by currency translation and soft European sales. Price declines and slowing automobile production during the latter part of the quarter negatively affected the performance of the airbag business, although operating margins improved to 19 percent for the quarter. Although the Salt business had lower sales results for the quarter following last year's extremely harsh winter in the United States, earnings improved due to increased ice control sales in Canada and continued cost controls.

A healthy economy in the United States and the acquisition of Pulverlac accounted for the 4 percent increase in quarterly sales to $422.6 million for Morton's specialty chemicals business compared to the third quarter of fiscal 1996. Earnings in the quarter of $67.4 million declined 10 percent from the third quarter of fiscal 1996. Excluding the Morton Nippon proceeds, earnings rose 12 percent as operating margins climbed to 16 percent, due in part to lower raw material prices for many product lines. Sales were negatively impacted by currency translation and price competition, which reduced specialty chemicals' total sales by approximately 4 percent.

Improved specialty chemicals sales in the quarter were largely the result of excellent gains in the plastics additives and the industrial, automotive and powder coatings product lines. These product lines contributed approximately 35 percent of chemicals group sales in the current quarter. Partially offsetting these favorable year-over-year performances were lower sales in
adhesives, waterbased polymers, polymer systems, and dyes.   Among the
contributors to the improved earnings were performance chemicals, adhesives, plastics additives, advanced materials, industrial coatings, automotive coatings and powder coatings. Earnings from these product lines accounted for approximately 74 percent of chemical group profits. Powder coatings results included $16.1 million of sales and $1.6 million in operating earnings from the Pulverlac acquisition. The unfavorable impact of foreign exchange on sales and earnings for the current quarter was $9.5 million and $1.3 million, respectively.

Specialty chemicals sales for the first nine months of fiscal 1997 were $1,222.4 million, up two percent and operating profits of $190.4 million were up 5 percent over the same period in fiscal 1996. Excluding the $15.0 million proceeds from the joint venture, operating profits grew 15%. The growth in sales over the same prior year period was largely attributable to plastics additives, industrial activities, thermoplastic polyurethanes, industrial coatings, automotive coatings (after adjusting for the transfer of sales to a joint venture set up last year), and powder coatings. Performance chemicals, plastics additives, industrial coatings, automotive coatings (excluding the aforementioned $15 million proceeds), and powder coatings accounted for 52 percent of year-to-date earnings and approximately 80 percent of the increase from the same period in fiscal 1996. Partially offsetting these sales and earnings increases were unfavorable comparisons with the prior year in the extrudable specialties portion of packaging adhesives, polymer systems and electronic materials. Sales and earnings were down year over year in extrudable specialties due to the discontinuance of a product line.

Earnings grew faster than sales for the nine months ended March 31, 1997, as earnings reflected the impact of higher volumes and lower raw material prices on operating margins. Year-to-date chemical sales and earnings were negatively impacted by the effects of foreign exchange translation of $17.4 million and $2.2 million, respectively.

After an exceptionally harsh winter in the eastern United States last year, the salt business had tough comparisons in the third quarter; nonetheless, sales were only down 3 percent to $215.9 million compared to last year due to steady snowfall in the upper midwest and Canada. Ice control sales were down 3 percent. Earnings for the quarter , however, increased 7 percent from $50.9 million last year to $54.4 million this year because of price increases following last year's winter and continued cost controls. The company acquired 82.8% of the shares of Salins du Midi as of March 31, 1997, and will begin to include results from the French salt company in the next quarter. Operating margins improved to 25.2 percent from 22.9 percent last year. Sales for the first nine months of fiscal 1997 were $503.3 million compared to $501.8 million for the same period last year. Operating earnings were $117.5 million, a 9 percent increase over the nine months ended March 31, 1996.

Automotive Safety Products sales for the third quarter of fiscal 1997 were $388.6 million, up 5 percent over the same period in the prior year.
Operating earnings of $73.2 million were up 5 percent on operating margins of
18.8 percent versus 19.0 percent in the prior year.   For the nine months
ended March 31, 1997, sales for the airbag business were $1,120.5 million, a 9 percent improvement over the same period in the prior year. Operating earnings were $188.8 million, down 2 percent over the comparable period as the first half of the year saw higher than expected expenses due to accelerated side-impact contracts and additional business opportunities. Overtime and premium freight costs, although still above last year, have been reduced in the third quarter.

Prices for inflators and modules continued to show a decline in the quarter and manufacturing and freight cost were higher than expected. Sales of driver inflators and modules as well as passenger modules to Chrysler, Honda, Toyota, Volkswagen, Mitsubishi, and Subaru accounted for most of the improved results. Overall, sales were impacted by a slowdown in auto production in the latter part of the quarter. Volume continued to increase during the current quarter, up 28 percent, while average selling prices continued to decline, down 17 percent compared with the third quarter of fiscal 1996. The volume increase was primarily generated by Asian customers purchasing significantly greater numbers of driver-side and passenger-side inflators. This unanticipated volume increase is also responsible for the higher year-over-year operating costs, particularly manufacturing supplies, support labor and freight costs. Continuing efforts directed at cost control and better operating efficiencies allowed the business to improve operating margins sequentially, returning to a high teens percentage. The business was negatively affected last March by a strike at General Motors.

Morton's corporate administrative and other costs were below last year's third quarter by $2.0 million. Lower corporate administrative costs and environmental expenses offset higher net interest expense and were the main reasons for the lower corporate and other costs.

The Company repurchased 2,520,400 shares of its common stock during the current quarter. The cumulative shares repurchased in fiscal 1996 and in the first nine months of fiscal 1997 were 9.8 million (out of a 10 million share authorization) at an average share price of $37.64.

Liquidity and Capital Resources
-------------------------------

Operating activities provided cash in the nine month periods ended March 31, 1997 and 1996 of $379.5 million and $341.5 million, respectively. This increase is largely attributable to the changes in operating assets and liabilities which resulted in a $34.3 million use of funds this year compared to a $65.0 million use of funds during the first nine months of last year.
The decrease in the use of funds was primarily attributable to improved working capital management, principally related to accounts receivable. Net income provided $276.1 million in the first nine months of fiscal year 1997 compared to $274.5 million last year. Depreciation and amortization was $7.0 million higher in the current period. This increase is primarily the result of the level of capital spending at the airbag facilities in recent years.

Funds utilized by investing activities in the first nine months of fiscal year 1997 were $418.8 million versus $160.1 million for the same period last year. This increase is primarily attributable to a higher level of cash invested in businesses acquired which rose from $.6 million for the nine months ended
March 31, 1996 to $242.7 million for the same period in fiscal 1997. The Company acquired option rights to stock in Pulverlac and 82.8% of the shares of Salins du Midi, a French salt company. Capital spending also increased in the first nine months of this year to $181.6 million, a $20.5 million increase from the same period last year. The major increase in capital spending this period compared to the same period in fiscal 1996 is at the airbag facilities in Utah and Europe which reflects the overall increase in capital spending levels compared with prior years as well as the timing of expenditures.

Financing activities for the nine month period ended March 31, 1997 were a $118.0 million source of funds compared to a $141.7 million use of funds during the same period in the prior year. Short-term notes payable increased $297.8 million in the current period compared to a $26.5 million decrease during the same period last year. This change reflects the higher level of incremental borrowing required in fiscal 1997 as cash generated from operations increased but was not sufficient to offset the higher level of capital spending, acquisitions and share repurchases. During the second quarter of fiscal 1996, the Company's Board of Directors authorized a 10 million share buy back of the Company's common stock. Through March 31, 1997, the Company repurchased approximately 9.8 million shares of its common stock with 3.1 million shares purchased in the first nine months of fiscal 1997 for approximately $125.9 million. Dividend payments for the first nine months of fiscal year 1997 increased to $63.9 million from $57.6 million in the same period last year, due to the increase in the dividend rate paid per share.

The Company's current ratio at March 31, 1997 was 1.5 compared to 2.1 at June 30, 1996. Total debt as a percentage of total capitalization at March 31, 1997 was 23.7 percent compared to 12.9 percent at June 30, 1996.

As of March 31, 1997 the Company had unexpended authorizations for fixed asset spending of $214.1 million. These authorizations related primarily to certain restructuring and expansion of the chemical businesses, expansion of the airbag business, as well as general facility expansion, product improvement, and maintenance Company-wide.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending, dividend payments and share repurchases in the foreseeable future.

                         PART  II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

The Company did not file any 8-K Reports during the fiscal quarter ended March 31, 1997.


                     *************************************

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MORTON INTERNATIONAL, INC.
                                   ------------------------------------
                                               (Registrant)


Date:  April 23, 1997              BY:    /s/L. N. Liszt
       --------------                 ---------------------------------
                                               L. N. Liszt
                                               Controller
                                       (Principal Accounting Officer)