Form 10-K405
period 1997-06-30
MORTON INTERNATIONAL INC
filed 1997-09-23
CIK 68361

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

                    For the fiscal year ended June 30, 1997

                                       OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         For the Transition period from
                               -------------- to
                                 --------------
                         Commission file number 1-12825

                           MORTON INTERNATIONAL, INC.

 Incorporated in the State of Indiana          IRS Employer Identification
                                                      No. 36-4140798

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Aggregate market value of registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on August 29, 1997 ($33.25 per share):
$4,484,412,338.

    Number of  shares  of  Common  Stock outstanding  as  of  August  29,  1997:
135,547,313

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Annual Report to Shareholders for the fiscal year ended June 30, 1997: Parts I, II and IV.

    2. Portions of definitive Proxy Statement dated September 11, 1997: Parts III and IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS*

DEVELOPMENTS DURING FISCAL 1997

    Effective April 30, 1997, Morton International, Inc. ("Old Morton") contributed its salt and specialty chemicals businesses to a newly created subsidiary, New Morton International, Inc. ("New Morton"), all the outstanding common stock of which was then spun off on a share-for-share basis to the shareholders of Old Morton. Immediately thereafter, New Morton's corporate name was changed to Morton International, Inc. ("the Company"), and Old Morton's automotive safety products business was combined with the businesses of Autoliv AB, a Swedish corporation, through the formation of a new Delaware holding corporation, Autoliv, Inc.

    Since the foregoing transactions, the Company and Autoliv, Inc. have been independent publicly owned companies. Refer to the Spinoff and Basis of Presentation footnote in the Company's Annual Report to Shareholders for fiscal 1997 for a more detailed discussion of these transactions and the basis of accounting for continuing and discontinued operations.

    Also during fiscal 1997, the Company acquired French-based Salins du Midi, the largest merchant salt producer in Europe (see "Salt"); 90% of Italian-based Pulverlac S.p.A., a leader in the European powder coatings industry (see "Coatings"); and a manufacturing plant in Singapore purchased from Zeneca Resins (see "Adhesives & Chemical Specialties").

BUSINESS SEGMENTS

    The Company operates in two business segments: Specialty Chemicals and Salt, manufacturing and marketing a wide range of products for industrial and consumer use in the United States ("U.S.") and internationally. The Company's international business is subject to those risks inherent in carrying on business outside of the U.S., including currency fluctuations, possible nationalization, expropriation, price controls or other restrictive government action.

                              SPECIALTY CHEMICALS

    The Specialty Chemicals segment manufactures a wide variety of high technology and specialized chemical products for a multitude of customer applications. It conducts chemical operations directly and through direct or indirect subsidiaries and joint venture arrangements. Specialty chemical products are marketed throughout the world directly to customers and indirectly through distributors and agents. Although Western Europe and North America are the major geographic markets served, activity in other parts of the world is growing. The three Specialty Chemicals groups are described below.

------------------------

* THIS FORM 10-K CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS BUT FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S RESULTS TO DIFFER MATERIALLY FROM WHAT IS PROJECTED, INCLUDING THE
FOLLOWING: HIGHER RAW MATERIAL COSTS OR OTHER EXPENSES; A MAJOR LOSS OF CUSTOMERS; INCREASED COMPETITIVE PRICING PRESSURE ON THE COMPANY'S BUSINESSES; FAILURE TO DEVELOP OR COMMERCIALIZE SUCCESSFULLY NEW PRODUCTS OR TECHNOLOGIES; THE OUTCOME OF PENDING AND FUTURE LITIGATION AND GOVERNMENTAL PROCEEDINGS; CHANGES IN LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL; PLANT DISRUPTIONS OR SHUTDOWNS DUE TO ACCIDENTS, NATURAL ACTS OR GOVERNMENTAL ACTION; UNANTICIPATED WEATHER CONDITIONS; PRODUCT SPILLS OR LIABILITY ISSUES; AND OTHER DIFFICULTIES IN IMPROVING MARGINS OR FINANCIAL PERFORMANCE. IN ADDITION, THE COMPANY'S FORWARD-LOOKING STATEMENTS COULD BE AFFECTED BY GENERAL INDUSTRY AND MARKET CONDITIONS AND GROWTH RATES, GENERAL DOMESTIC AND INTERNATIONAL ECONOMIC CONDITIONS INCLUDING CURRENCY EXCHANGE RATE FLUCTUATIONS AND OTHER FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION OR FUTURE EVENTS.

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

    In addition, this group manufactures liquid dyes to color petroleum products for identification purposes and other dyes and coloring products used in printing and writing inks; sodium borohydride, a reducing agent used principally as a bleaching chemical in paper manufacturing; polysulfide polymers used in the production of sealants, rubber products, coatings and solid rocket fuel; heat stabilizers and lubricants used in rigid polyvinyl chloride ("PVC") applications in the construction industry, principally for pipe and siding; industrial biocides for the protection of plastic products; and metalorganics used in solar cells of satellites, high-speed chips for cellular phones and light-emitting diodes for commercial lighting.

    Other major product lines manufactured by this group include thermoplastic polyurethanes, water-based polymers, and automotive adhesives. Advanced Materials, a subsidiary, employs the chemical vapor deposition process to manufacture crystalline substrates for lenses used in lasers and optical devices; as well as silicon carbide for semiconductor processing equipment, wear parts, reflective optics and computer hard drive heads and disks.

    The purchase of a manufacturing plant in Singapore is intended to expand the Company's water-based polymers and flexible packaging adhesives businesses in Southeast Asia.

COATINGS

    This group manufactures and markets a wide range of automotive, commercial and industrial coatings products, including customized performance liquid coatings, principally used on plastic components and parts in automotive markets; protective and decorative powder coatings employed on metal substrates in commercial and automotive markets; coil coatings, extrusion coatings and other general industrial coatings for application to aluminum and steel substrates; and conventional and durable highway marking coatings products and application equipment.

    The acquisition of Pulverlac S.p.A. provides the Company an opportunity to expand its powder coatings business worldwide. Headquartered in Desenzano del Garda, Italy, Pulverlac manufactures powder coatings at its facility in Romano d'Ezzelino, Italy. The company operates twenty-five sales offices exporting to countries in Europe, the Middle East, South America and Southeast Asia.

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

                                      SALT

    The Company's Salt segment produces and sells salt, principally in the U.S. and Canada, under (respectively) the MORTON and WINDSOR trademarks, for human and animal consumption, water conditioning and highway ice control, as well as for industrial and chemical uses. Sales are made through the Company sales force, as well as through independent distributors, agents and brokers.

    Table salt is sold under the MORTON and WINDSOR brands and under private labels. Sales of MORTON brand table salt in the U.S. are approximately equal to the aggregate sales of all other table salts. Salt for water conditioning is sold principally for residential use and, to a lesser extent, for municipal and industrial use. Salt is also sold for use in food and meat processing and in a wide variety of chemical applications. Salt for ice control on streets and highways is sold primarily to government agencies, with some being sold for domestic use under the SAFE-T-SALT brand.

    With the acquisition of Salins du Midi, Morton now has a strong presence in Europe. Salins du Midi's LA BALEINE consumer salt brand has a recognition and reputation in France comparable to Morton in the United States and Windsor in Canada. Salins du Midi also has strong market positions in Italy and Spain.

    Headquartered in Paris, Salins du Midi supplies salt for food and agricultural products, water treatment, de-icing and industrial applications. It produces and processes solar, rock and vacuum-processed salt at sites in France and Spain, and processes salt in Italy.

COMPETITION

    The majority of the Specialty Chemicals segment's business is highly competitive. The Company is the market leader in most of its product lines and is subject to significant competition from other manufacturers around the globe. Principal methods of competition include technical service for specialized customer requirements, price and quality.

    All areas in which the Salt segment operates are highly competitive. Although the Company is a major factor in the salt industry, its market share varies widely, depending on the geographic area and the type of product involved. This segment uses price, quality, service, product performance, and technical, advertising and promotional support as its principal methods of competition.

RESEARCH AND DEVELOPMENT

    Expenses incurred for research and development activities related to Company businesses were $58.8 million, $60.2 million and $58.1 million for fiscal 1997, 1996 and 1995, respectively.

ENVIRONMENTAL PROTECTION

    Federal, state and local environmental laws and regulations are increasing in number, complexity and stringency. Public perception of risk to health, safety and the environment has become a driving force behind many new regulations. It is the Company's policy to comply with these requirements, and the Company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage, and of resulting financial liability, in connection with its businesses. Some risk of environmental damage is, however, inherent in particular operations and products of the Company, as it is with other companies engaged in similar businesses. In addition, some risk of financial liability can result from rare instances of aberrant environmental conduct at the plant level. See Item 3, Legal Proceedings, EPA INQUIRY--MOSS POINT PLANT, below.

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

    Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company has been named a potentially responsible party and under which it may be liable for cleanup costs associated with approximately 60 inactive waste disposal sites. The Company's cleanup expenditures totaled approximately $3.1 million in fiscal 1997. Although, under some court interpretations of these laws, there is a possibility that a responsible party might have to bear more than its proportional share of the cleanup costs if it is unable to obtain appropriate contribution from other responsible parties, the Company has not had to bear significantly more than its proportional share, taken as a whole, in multiparty situations.

    Although the level of future expenditures for environmental matters cannot be determined with any degree of certainty, based on the facts presently known to it, management does not believe that such costs will have a material effect on the Company's financial position, results of operations or liquidity. Capital expenditures related to environmental matters were $5.5 million for fiscal 1997 and are estimated at $9.9 million for fiscal 1998.

EMPLOYEES

    The number of employees for continuing operations of the Company at June 30, 1997 was approximately 10,500, compared to 8,700 at June 30, 1996.

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

    Sales of products by the Specialty Chemicals segment do not exhibit significant seasonal fluctuations. There are no material backlogs in the Company's businesses.

PATENTS AND TRADEMARKS

    The Company's businesses conduct comprehensive research and development programs to enable them to maintain their competitive position. The Company owns approximately 1,740 U.S. and foreign patents, which expire on varying dates through the year 2017.

    The Company's businesses are engaged in research and development and own patents and patent applications in the fields of photochemicals for the printed circuit board industry, sodium borohydride reducing and bleach generating agents and other products, industrial biocides, heat stabilizers for PVC, asphalt additives, chemically vapor deposited lenses, polysulfide polymers, sealants and other polymers, specialty and powder coatings, adhesives, dyes, salt and brine products. The Company believes that its present commercial position in these fields is enhanced by the patents it owns as well as the technical expertise, know-how, and trade secrets it has developed.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Financial information about industry segments for the three fiscal years in the period ended June 30, 1997 is included on page 38 of the Company's Annual Report to Shareholders for fiscal 1997, and is incorporated herein by reference.

ITEM 2.   PROPERTIES

    The Company leases its corporate headquarters in Chicago, Illinois. The principal properties of its business segments include manufacturing, mining, office, research and warehousing facilities, most of which are owned and the remainder leased, at the following domestic and foreign locations:

                                                    UNITED   WESTERN
                                                    STATES   EUROPE    CANADA   JAPAN   OTHER   TOTAL
                                                    ------   -------   ------   -----   -----   -----
SPECIALTY CHEMICALS

  ADHESIVES & CHEMICAL SPECIALTIES GROUP..........    17       14         1       2       3      37

  COATINGS GROUP..................................    17        4         1       1       2      25

  ELECTRONIC MATERIALS GROUP......................     3        5       --        1       4      13

SALT..............................................    14        9         7     --        3      33

    The Company considers its facilities to be generally well maintained and suitably equipped in accordance with the requirements of each of its business segments.

    With respect to the Salt Group, total salt production in fiscal 1997 was approximately 12.2 million tons.

    Rock salt and brine well reserves vary, but all salt production locations have sufficient reserves to satisfy anticipated production requirements for the foreseeable future. Salt reserves for solar evaporation facilities are regarded as unlimited.

ITEM 3.   LEGAL PROCEEDINGS

LITIGATION AND REGULATION

    NEW JERSEY DEPARTMENT OF ENVIRONMENTAL PROTECTION V. VENTRON CORPORATION, ET AL., SUPERIOR COURT OF BERGEN COUNTY, NEW JERSEY, FILED ON MARCH 31, 1976. After a trial in 1979 and unsuccessful appeals to the Appellate Division and to the Supreme Court of New Jersey, Ventron Corporation (a corporate predecessor of the Company) and its co-defendant, Velsicol Chemical Corporation ("Velsicol") were each held jointly and severally liable for the cost of remediation necessary to correct mercury-related environmental problems associated with a former mercury processing plant located adjacent to Berry's Creek in Wood-Ridge, New Jersey. Subsequent to the liability holding, the Company, Velsicol and the New Jersey Department of Environmental Protection ("NJDEP") entered into a judicial consent order under which the Company and Velsicol agreed, subject to certain conditions and limitations, to share the costs of technical studies to determine the appropriate remedy for environmental problems associated with the former Wood-Ridge operation. Under the terms of the judicial consent order, NJDEP authorized the Company and Velsicol to perform a remedial investigation\feasibility study ("RI\FS") of the Wood-Ridge plant site with a separate and coordinated basin-wide, multi-party approach to be taken to address the multiple sources of contamination in Berry's Creek. The Wood-Ridge plant site RI\FS began in early fiscal 1997, and is scheduled to take approximately 42 months to complete. The Berry's Creek RI\FS is expected to proceed on a timetable yet to be determined. Because of the absence of site-specific data, the unique nature of mercury plant wastes, and the complex characteristics of the Wood-Ridge plant site and Berry's Creek, no reliable estimate can be made of the Company's liability (or range of exposure) until information sufficient to permit such determination is available from the investigations and studies referred to above. The Company's ultimate exposure will also depend upon the continued participation of Velsicol and on the results of both formal and informal attempts to spread liability to others believed to share responsibility. In this vein, the Company and Velsicol filed suit in the United States District Court for the District of New Jersey in July, 1996 alleging that the defendants were additionally responsible at least in part for the costs of technical studies and any remedial actions that may be required. Defendants currently number more than 80 and are present and former owners or operators of neighboring industrial facilities and waste disposal sites, former toll-processing customers of the mercury plant, and others believed to share responsibility for environmental problems attributed to the Company and Velsicol. With respect to Berry's Creek, it is also anticipated that New Jersey authorities will employ administrative enforcement mechanisms to influence potentially responsible parties to join in a coordinated, basin-wide multi-party RI\FS. The Company is not entitled to indemnity under insurance policies for environmental cleanup and related expenses resulting from operation of the Wood-Ridge mercury plant.

    EPA INQUIRY--MOSS POINT PLANT. In April, 1996 U.S. EPA Region 4 ("EPA") notified the Company that irregularities had been discovered in water discharge monitoring reports ("DMRs") filed by the Company's Moss Point, Mississippi chemicals plant for the months of January and March, 1995, and in related internal summary reports for February, 1995. An outside law firm specially retained by the Company confirmed that DMRs and supporting information for the January-March, 1995 period had in fact been falsified, to misrepresent the results of testing performed by an outside laboratory on samples of effluent discharged by the plant pursuant to its NPDES permit. Similar falsifications were discovered that occurred both before and after that period. Other possible environmental violations at Moss Point were discovered during the review process, each of which has been investigated through an expansion of the original investigation. The Company is cooperating with the EPA and the Mississippi state agency, both of which it has kept informed on a continuing basis. The plant's environmental coordinator, who admitted responsibility for the falsifications, was discharged. As a result of the foregoing, the Company may be exposed to fines, penalties and remedial expenses, the amounts of which cannot presently be determined. No administrative or judicial enforcement proceedings have been instituted but the Company has been served with federal grand jury subpoenas seeking documents related to wastewater discharge at Moss Point and has furnished the requested documents.

    MISCELLANEOUS. The Company is involved in a number of additional pending legal and administrative proceedings which are not expected, individually or in the aggregate, to be material to its business or financial position. Certain governmental agencies have authority to limit or prohibit distribution of some of the Company's products should they formally conclude that continued distribution is unsafe to the population or the environment. There are currently no challenges pending, the resolution of which would have a material effect upon the Company's operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On March 11, 1997, New Morton was incorporated as a wholly-owned subsidiary of Old Morton, and on the following dates thereafter took the indicated actions by means of Consents of its sole shareholder, acting through its duly authorized Vice President and Secretary:

April 24,      Election of  twelve  directors for  staggered  terms ending  at  the
 1997:         Company's annual meetings of shareholders in 1997, 1998 and 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--(Continued)

April 24,      Amendment  of Articles  of Incorporation  effective May  1, 1997, to
 1997:         change the Company's corporate name from "New Morton  International,
               Inc." to "Morton International, Inc."
April 29,      Approval of a restatement of the Company's Articles of Incorporation
 1997:         to reflect the above name change.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS REQUIRED BY INSTRUCTION 3. TO ITEM
  401(B) OF REGULATION S-K)

    Generally, officers are elected by the Board of Directors at its first meeting following the Annual Meeting of Shareholders, and they serve for the succeeding year until the next such meeting, or until their successors are elected and qualify. The next Annual Meeting of Shareholders will be held on October 23, 1997.

    Listed below are the executive officers of the Company as of the date hereof:

           NAME AND AGE                               *POSITION
-----------------------------------  -------------------------------------------
S. Jay Stewart (58)................  Chairman  of  the  Board,  Chief  Executive
                                     Officer and Director

William E. Johnston (56)...........  President,   Chief  Operating  Officer  and
                                     Director

Walter W. Becky II (54)............  Group Vice  President and  President,  Salt
                                     Group

Daniel D. Feinberg (54)............  Group   Vice   President   and   President,
                                     Electronic Materials Group

James J. Fuerholzer (61)...........  Group   Vice   President   and   President,
                                     Adhesives and Chemical Specialties Group

Stephen A. Gerow (54)..............  Group   Vice   President   and   President,
                                     Coatings Group

Raymond P. Buschmann (53)..........  Vice  President  for   Legal  Affairs   and
                                     General Counsel

Nancy A. Hobor (51)................  Vice President, Communications and Investor
                                     Relations

Christopher K. Julsrud (49)........  Vice President, Human Resources

Thomas F. McDevitt (57)............  Vice  President Finance and Chief Financial
                                     Officer

P. Michael Phelps (63).............  Vice President and Secretary

Lewis N. Liszt (55)................  Controller

Bruce G. Wolfe (54)................  Treasurer

------------------------

* All Company executive officers were also employees of Old Morton; their positions held prior to April 24, 1997, were with Old Morton and, where indicated, groups and divisions thereof.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    Information concerning the market for the Company's common equity and related security holder matters is included on the inside rear cover of the Company's Annual Report to Shareholders for fiscal 1997, and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

    Selected financial data for the ten fiscal years in the period ended June 30, 1997 are included on page 8 of the Company's Annual Report to Shareholders for fiscal 1997, and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations for the three fiscal years in the period ended June 30, 1997, is included on pages 20-24 of the Company's Annual Report to Shareholders for fiscal 1997, and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets of the Company as of June 30, 1997 and 1996, and the consolidated statements of income and cash flows for each of the three years in the period ended June 30, 1997, and notes to consolidated financial statements which are included on pages 25-38 of the Company's Annual Report to Shareholders for fiscal 1997 are incorporated herein by reference. Quarterly results of operations on page 2 of the Annual Report to Shareholders for fiscal 1997 are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the directors and nominees for director of the Company is included on pages 2-5 of the Company's definitive Proxy Statement dated September 11, 1997, and is incorporated herein by reference.

    Information concerning the executive officers of the Company is included on page 7, Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION

    Information concerning executive compensation for fiscal 1997 is included on pages 8-18 of the Company's definitive Proxy Statement dated September 11, 1997, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Information concerning beneficial ownership of the Company's common stock is
included on page   of the Company's definitive  Proxy Statement dated  September
11, 1997, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is included on page 7 of the Company's definitive Proxy Statement dated September 11, 1997, under the caption "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
 FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

 1. FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company and its subsidiaries, included on pages 25-38 of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997, are incorporated herein by reference:

    Consolidated Statements of Income--Years ended June 30, 1997, 1996 and 1995

    Consolidated Balance Sheets--June 30, 1997 and 1996

    Consolidated Statements of Cash Flows--Years ended June 30, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements

 2. FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial information for the fiscal years 1997, 1996 and 1995 is submitted herewith:

                                                                                              PAGE
                                                                                            ---------
Report of Independent Auditors............................................................     F-1
Schedule II--Valuation and Qualifying Accounts............................................     F-2

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

 3. INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
---------     ------------------------------------------------------  ------------------------------------------------------
 (3)  Articles of incorporation and by-laws
      (a)     Amended  and Restated Articles of Incorporation of the  Filed herewith electronically
               Company
      (b)     By-laws of the Company amended through May 1, 1997      Filed herewith electronically
 (4)  Instruments defining the rights of security holders, including indentures
      (a)     Rights Agreement dated  as of April  24, 1997  between  Incorporated   by   reference   to   Exhibit   4.1  to
               the Company and The First National Bank of Chicago      Registration Statement on Form  10 dated as of  March
                                                                       24, 1997
      (b)     See Exhibits (3)(a) and (3)(b) above
(10)  Material contracts
      (a)   * Key  Executive  Long-Term Incentive  Program effective  Filed herewith electronically for fiscal 1998-2000
      (b)   * Key  Executive  Annual   Bonus  Program  (Program   1)  Filed herewith electronically
               effective for fiscal 1998
      (c)     Staff  Executive  Annual  Bonus  Program  (Program  2)  Filed herewith electronically effective for fiscal 1998

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
---------     ------------------------------------------------------  ------------------------------------------------------
      (d)   * 1989 Incentive  Plan, renamed  by amendment  effective  Incorporated  by reference  to Exhibit  (10)(d) to the
               June 23, 1994, assumed by the Company                   Old Morton's Report on Form 10-K for fiscal 1994
      (e)   * Form of  Nonqualified Stock  Option Notice  and  Grant  Filed herewith electronically
               Agreement
      (f)   * Morton  Thiokol, Inc.  Survivor Income  Benefits Plan,  Incorporated  by   reference  to   Exhibit  10.14   to
               amended  through  March  24,  1983,  assumed  by  the   Registration Statement No. 33-28803
               Company
      (g)   * Morton International,  Inc. Executive  Post-Retirement  Incorporated  by reference  to Exhibit  (10)(f) to the
               Life Insurance Plan, assumed by the Company             Old Morton's Report on Form 10-K for fiscal 1992
      (h)   * Arrangements  whereby  the  Company  compensates   its  N/A
               independent  auditors for tax services to certain key
               executives, concerning which arrangements there is no
               written document
      (i)   * Form of Employment Agreement  between the Company  and  Incorporated  by reference  to Exhibit  (10)(g) to the
               certain of  its executive  officers, assumed  by  the   Old Morton's Report on Form 10-K for fiscal 1990
               Company
      (j)  ** Executive  Employment Agreement, dated  April 1, 1994,  Incorporated by reference  to Exhibit  (10)(i) to  the
               between the Company and S. J. Stewart, assumed by the   Old Morton's Report on Form 10-K for fiscal 1994
               Company
      (k)   * Supplemental  Executive Retirement Program, assumed by  Incorporated by reference to Exhibits 10.15 and  10.16
               the Company                                             to Registration Statement No. 33-28803
      (l)     1994 Non-Employee Directors Stock Plan, assumed by the  Incorporated  by reference  to Exhibit  (10)(k) to the
               Company                                                 Old Morton's Report on Form 10-K for fiscal 1995
      (m)     Non-Employee Directors Deferred Compen-                 Incorporated by reference  to Exhibit  (10)(l) to  the
               sation Plan, assumed by the Company                     Old Morton's Report on Form 10-K for fiscal 1995
(11)  Statement re computation of per share earnings
      (a)     Statement  re computation of per share earnings of the  Filed herewith electronically
               Company and subsidiaries, for  the three years  ended
               June 30, 1997, 1996 and 1995
(13)  Annual report to security holders
      (a)     Annual  Report  to  Shareholders  of  the  Company for  Filed herewith electronically fiscal 1997 (financial information  only: pages 2,  8
               and 20-39)
(21)  Subsidiaries of the registrant
      (a)     Subsidiaries of the Company                             Filed herewith electronically
(23)  Consents of experts and counsel
      (a)     Consent of Independent Auditors                         Filed herewith electronically

EXHIBIT
NUMBER                             DESCRIPTION                                           METHOD OF FILING
---------     ------------------------------------------------------  ------------------------------------------------------
(27)  (a)     Financial data schedule for year ended June 30, 1997    Filed herewith electronically
      (b)     Restated  financial data schedules for the years ended  Filed herewith electronically
               June 30, 1996 and 1995
      (c)     Restated financial data schedule for the quarters  for  Filed herewith electronically the year ended June 30, 1997
      (d)     Restated  financial data schedule for the quarters for  Filed herewith electronically the year ended June 30, 1996

------------------------

 *Exhibits 10(a), (b), (d), (e), (f), (g), (h), (i), and (k) consist of compensation plans or arrangements in which all of the Company's five most highly compensated executive officers currently participate, except that only
  S. J. Stewart does not participate in Exhibit 10(i) and only W. E. Johnston participates in Exhibit 10(k). These plans and, where applicable, the foregoing individuals' current benefits under each (except Exhibit 10(h)) are described in the section captioned "Executive Compensation" beginning on page 8 of the Company's definitive Proxy Statement dated September 11, 1997, which descriptions are incorporated herein by reference.

**Description of  this employment  agreement is  set  forth on  page 16  of  the
  Company's   definitive  Proxy  Statement  dated   September  11,  1997,  which
  descriptions are incorporated herein by reference.

(b) REPORTS ON FORM 8-K

    During the quarter ended June 30, 1997, three 8-K reports were filed as follows:

1. Date of report: April 22, 1997; items reported: Item 2--Other Events; Item 7--Financial Statements, Pro Forma Financial Information and Exhibits.

2. Date of report: April 24, 1997; items reported: Item 2--Other Events; Item 7--Financial Statements, Pro Forma Financial Information and Exhibits.

3. Date of report: May 2, 1997; items reported: Item 1--Changes in Control of Registrant; Item 2-- Acquisition or Disposition of Assets; Item 5--Other Events; Item 7--Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AS OF THE 28TH DAY OF AUGUST, 1997.

                                                MORTON INTERNATIONAL, INC.
                                                       (REGISTRANT)

                                By               /s/ T. F. MCDEVITT
                                     -----------------------------------------
                                                   T. F. MCDEVITT
                                             VICE PRESIDENT FINANCE AND
                                              CHIEF FINANCIAL OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, AS OF THE 28TH DAY OF AUGUST, 1997.

                    SIGNATURE                                                  TITLE
--------------------------------------------------   ----------------------------------------------------------

                /s/ S. J. STEWART                          Chairman of the Board, Chief Executive Officer
      --------------------------------------                 and Director (Principal Executive Officer)
                  S. J. STEWART

                /s/ T. F. MCDEVITT                       Vice President Finance and Chief Financial Officer
      --------------------------------------                       (Principal Financial Officer)
                  T. F. MCDEVITT

                 /s/ L. N. LISZT                                             Controller
      --------------------------------------                       (Principal Accounting Officer)
                   L. N. LISZT

                /s/ R. M. BARFORD                                             Director
      --------------------------------------
                  R. M. BARFORD

               /s/ J. R. CANTALUPO                                            Director
      --------------------------------------
                 J. R. CANTALUPO

                 /s/ W. T. CRESON                                             Director
      --------------------------------------
                   W. T. CRESON

                /s/ W. J. FARRELL                                             Director
      --------------------------------------
                  W. J. FARRELL

                    SIGNATURE                                                  TITLE
--------------------------------------------------   ----------------------------------------------------------
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

                /s/ G. A. SCHAEFER                                            Director
      --------------------------------------
                  G. A. SCHAEFER

                 /s/ R. W. STONE                                              Director
      --------------------------------------
                   R. W. STONE

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
  Board of Directors
Morton International, Inc.

    We have audited the consolidated financial statements of Morton International, Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K of Morton International, Inc. for the year ended June 30, 1997. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Morton International, Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in the notes to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996.

                                          ERNST & YOUNG LLP

Chicago, Illinois
July 29, 1997

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  MORTON INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)


                    COL. A                        COL. B                  COL. C                   COL. D         COL. E

                                                                         ADDITIONS
                                                             ---------------------------------
                                                                   (1)               (2)
                                                BALANCE AT                        CHARGED TO
                                                BEGINNING    CHARGED TO COSTS   OTHER ACCOUNTS   DEDUCTIONS     BALANCE AT
                 DESCRIPTION                    OF PERIOD      AND EXPENSES       --DESCRIBE     --DESCRIBE    END OF PERIOD

Allowance for doubtful accounts:

    Year ended June 30, 1997..................    $10,316         $4,683            $--           $3,587(A)        $11,739
                                                                                                    (327)(B)

    Year ended June 30, 1996..................    11,034           2,325            --             2,818(A)        10,316
                                                                                                     225(B)

    Year ended June 30, 1995..................    10,539           2,674            --             2,577(A)        11,034
                                                                                                    (398)(B)

------------------------

    Note A-- Represents write-offs less recoveries.

    Note B-- Foreign currency translation adjustments.