Form 10-Q
period 1997-09-30
MORTON INTERNATIONAL INC
filed 1997-11-10
CIK 68361

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997
                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to ______________


                             Commission File No. 1-12825

                              MORTON INTERNATIONAL, INC.
                 ----------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)


               Indiana                                   36-4140798
 --------------------------------------      ----------------------------------
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)


100 North Riverside Plaza, Chicago, Illinois             60606-1596
--------------------------------------------             ----------
  (Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number                           (312) 807-2000
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

                                       Yes  X    No
                                           ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                        Outstanding at September 30, 1997
 -----------------------------           ---------------------------------
 Common Stock, $1.00 par value                   133,132,173 shares

                              MORTON INTERNATIONAL, INC.
                            QUARTERLY REPORT ON FORM 10-Q



                                                                INDEX
                                                                PAGE
                                                                -----

PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income and Retained
              Earnings - Three months ended
              September 30, 1997 and 1996                         3

         Consolidated Balance Sheets - September 30, 1997
              and June 30, 1997                                    4

         Consolidated Statements of Cash Flows -
              Three months ended September 30, 1997 and 1996       5

         Notes to Consolidated Financial Statements -
              September 30, 1997                                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       6 - 8

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                          8

SIGNATURE                                                          8

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         MORTON INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                     (IN MILLIONS EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30
                                                         --------------------
                                                           1997         1996
                                                         --------     --------

Net sales                                                $  601.3     $  523.0
Interest, royalties and sundry income                        10.1         10.1
                                                         --------     --------
                                                            611.4        533.1
Deductions from income:
   Cost of products sold                                    408.8        350.1
   Selling, administrative and general expense               94.9         89.7
   Research and development expense                          14.4         14.2
   Interest expense                                           5.6          6.0
   Amortization of goodwill                                   3.0          2.5
                                                         --------     --------
                                                            526.7        462.5
                                                         --------     --------

Income from continuing operations
  before income taxes                                        84.7         70.6
Income taxes                                                 30.5         25.5
                                                         --------     --------
Income from continuing operations                            54.2         45.1
Income from discontinued operations,
  net of applicable income taxes                                -         33.6
                                                         --------     --------
Net income                                                   54.2         78.7

Retained earnings at beginning of period                  1,706.0      1,675.5
Cash dividends:  $.12  per share for the
  three months ended September 30, 1997 and
  $.15 per share for the three months ended
  September 30, 1996                                        (16.3)       (21.4)
Exercise of stock options                                    (4.6)           -
                                                         --------     --------
Retained earnings at end of period                       $1,739.3     $1,732.8
                                                         ========     ========

Income per common and common equivalent share:
  Income from continuing operations                      $    .39     $    .31
  Income from discontinued operations                           -          .23
                                                         --------     --------
  Net income                                             $    .39     $    .54
                                                         ========     ========

       Shares used in computation (in thousands)          138,571      144,878
                                                         ========     ========

See notes to consolidated financial statements.

                         MORTON INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (IN MILLIONS)


                                                       SEPTEMBER 30   JUNE 30
                                                           1997         1996
                                                       ------------   -------
                                                                       (NOTE)
ASSETS
Current assets
   Cash and cash equivalents                             $  289.1     $  430.3
   Receivables                                              468.0        466.4
   Deferred income tax benefits                              13.7         13.7
   Inventories                                              383.5        351.6
   Prepaid expenses                                         134.1        128.0
                                                         --------     --------
          Total current assets                            1,288.4      1,390.0
                                                         --------     --------
Other assets
   Cost in excess of net assets of businesses
     acquired, less amortization                            336.6        338.4
   Investments in affiliates                                 86.6         91.5
   Miscellaneous                                            111.2        105.9
                                                         --------     --------
                                                            534.4        535.8
                                                         --------     --------

Property, plant and equipment, at cost                    1,727.9      1,712.5
   Less allowances for depreciation                         850.7        833.4
                                                         --------     --------
                                                            877.2        879.1
                                                         --------     --------
                                                         $2,700.0     $2,804.9
                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable and current portion of long-term debt   $   43.2     $   32.7
   Accounts payable                                         253.4        255.9
   Accrued salaries, wages and other compensation            60.9         58.4
   Other accrued expenses                                   140.9        156.2
   Income taxes                                              23.1         19.9
                                                         --------     --------
          Total current liabilities                         521.5        523.1
                                                         --------     --------

Long-term debt, less current portion                        221.0        224.1
Deferred income taxes                                        46.2         46.0
Accrued postretirement benefits other than pensions         156.7        156.0
Other noncurrent liabilities                                118.9        121.4
                                                         --------     --------
         Total noncurrent liabilities                       542.8        547.5
                                                         --------     --------

Shareholders' equity
   Preferred Stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common Stock (par value $1.00 per share)
     Authorized - 500.0 shares
     Issued-140.1 shares at September 30 and
        June 30, 1997                                       140.1        140.1
   Additional paid-in capital                                   -           .3
   Retained earnings                                      1,739.3      1,706.0
   Foreign currency translation adjustment and other        (19.0)       (16.8)
                                                         --------     --------
                                                          1,860.4      1,829.6

   Less cost of common stock in treasury-7.0  shares
    at September 30, 1997 and  3.0 shares at
    June 30, 1997                                           224.7         95.3
                                                         --------     --------
          Total Shareholders' Equity                      1,635.7      1,734.3
                                                         --------     --------
                                                         $2,700.0     $2,804.9
                                                         ========     ========

Note: The balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date. See notes to consolidated financial statements.

                         MORTON INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN MILLIONS)

                                                         CASH PROVIDED (USED)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30
                                                         --------------------
                                                           1997         1996
                                                         --------     --------

OPERATING ACTIVITIES
  Income from continuing operations                      $   54.2     $   45.1
  Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities:
      Depreciation and amortization                          33.8         27.3
      Deferred income taxes                                    .1           .2
      Undistributed earnings of affiliates                   (2.0)        (2.3)
      Changes in operating assets and liabilities:
          Receivables                                        (4.2)          2.1
          Inventories and prepaid expenses                  (40.6)        (34.3)
          Accounts payable and accrued expenses             (13.3)         (5.9)
          Accrued income taxes                                6.6          16.2
          Other - net                                         1.3          (2.3)
                                                         --------     ---------
            Net cash provided by operating activities        35.9          46.1
                                                         --------     ---------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                 (35.1)        (26.6)
  Proceeds from property and other asset disposals            4.5           4.7
  Investment in affiliates                                   (2.9)            -
                                                         --------     ---------
            Net cash used for investing activities          (33.5)        (21.9)
                                                         --------     ---------

FINANCING ACTIVITIES
  Purchase of common stock for treasury                    (141.4)         ( .2)
  Net increase of short-term notes payable                    7.3          10.8
  Repayment of long-term debt                                ( .1)         ( .1)
  Stock option transactions                                   4.4           2.2
  Dividends paid                                            (16.3)        (21.4)
                                                         --------     ---------
            Net cash used for financing activities         (146.1)         (8.7)
                                                         --------     ---------

DISCONTINUED OPERATIONS
Net transfer from discontinued operations                       -          16.6
                                                         --------     ---------
Effect of foreign exchange rate changes on cash
  and cash equivalents                                        2.5             -
                                                         --------     ---------
(Decrease) increase in cash and cash equivalents           (141.2)         32.1
Cash and cash equivalents at beginning of year              430.3          68.9
                                                         --------     ---------
Cash and cash equivalents at end of period               $  289.1     $   101.0
                                                         ========     =========

See notes to consolidated financial statements.

                              MORTON INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

INVENTORIES

Inventories are stated at the lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                                SEPT. 30       JUNE 30
                                                  1997           1997
                                                --------       -------

    Finished products and work-in-process        $299.7         $271.8
    Materials and supplies                         83.8           79.8
                                                 ------         ------
                                                 $383.5         $351.6
                                                 ======         ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Income from continuing operations for the first quarter of fiscal 1998 was $54.2 million, a 20 percent increase over income from continuing operations for the same period last year. Sales for the first quarter were $601.3 million versus $523.0 million for the same quarter last year, an increase of 15 percent. Earnings per share were 39 cents, up 26 percent over earnings per share from continuing operations in the first quarter of fiscal year 1997.

Last year, Morton International's results included its airbag operation, which has been reflected as a discontinued operation. Including the results of discontinued operations, earnings per share were 54 cents in the first quarter of fiscal year 1997.

Specialty chemicals sales in the first quarter were up 6 percent to $433.7 million versus $407.3 million in the first quarter of fiscal year 1997. The sales increase can be attributed to unit volume growth in the quarter, up 8 percent, and the acquisition of Pulverlac, the Italian powder coatings company, which contributed another 3.5 percent. Partially offsetting these favorable items was the negative impact of foreign exchange translation which penalized overall chemicals sales by 5 percent in the quarter. Specialty chemicals earnings in the first quarter of fiscal 1998 were up 9 percent to $72.8 million from $66.5 million last year. Successful cost control programs, Pulverlac's earnings and generally stable raw material prices were important factors in the improved earnings and operating margins. In the first quarter of fiscal 1997 the Company had a

$2.4 million gain on the sale of its Lytron product line. Exchange rate movements had an unfavorable impact on the translation of foreign units sales and earnings for the quarter. Sales and earnings were $20.7 million and $2.7 million lower, respectively, due to the change in exchange rates from the first quarter of last year.

Among those chemical product lines which showed good sales growth were powder coatings, thermoplastic polyurethanes, electronic materials, plastics additives, industrial activities and advanced materials. The combined sales for these businesses contributed 42 percent of the group's sales in the first quarter of the current fiscal year and grew 19 percent from last year's first quarter. Several product lines contributed to the improvement in chemical group earnings including packaging adhesives, industrial activities, thermoplastic polyurethanes, advanced materials, dyes, powder coatings and automotive coatings. Earnings for these businesses increased 23 percent from last year and accounted for 57 percent of the group's fiscal 1998 first quarter earnings.

Salt sales in the first quarter were up by 45 percent to $167.6 million, with Salins du Midi, which was acquired in the third quarter last year, contributing $48.5 million. Product lines which did well included food processing, chemical and water softening. Ice control salt sales were below last year's first quarter, which reflected the early filling of depleted inventories following the strong prior year winter season in the United States. Operating earnings in the quarter were up by 16 percent to $27.0 million. Operating margins as a percent of sales slipped to
16.1 percent from 20.1 percent due to Salins du Midi's lower operating margins. However, operating margins for Salins du Midi improved over the prior quarter to 9 percent.

Morton's corporate costs were sharply lower in the first quarter versus last year's first quarter primarily due to lower corporate administrative expenses and higher interest income. The company continued its aggressive stock buyback program, acquiring 4.3 million shares in the quarter, and bringing the total shares purchased under the current 10 million share authorization to 7.5 million at an average per share cost of $32.17.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities were the main source of cash in the three month periods ended September 30, 1997 and 1996, providing $35.9 million and $46.1 million, respectively.

Income from continuing operations provided cash of $54.2 million in the first quarter of fiscal 1998 compared to $45.1 million last year. Depreciation and amortization was $6.5 higher in the current period. Changes in operating assets and liabilities resulted in a use of funds in fiscal 1998 of $50.2 million versus a $24.2 million use of funds last year.

Investing activities for the first quarters ended September 30, 1997 and 1996 were primarily the result of capital spending, which used $35.1 million of cash this year compared to $26.6 million last year. Expansion related to certain chemical products as well as basic upkeep of the salt and chemical facilities continue to be the major areas of capital spending. The fiscal 1998 capital spending amounts include $3.6 million related to the acquisitions made in the second half of fiscal 1997.

Financing activities for the first quarter of fiscal year 1998 were a $146.1 million use of funds compared to an $8.7 million use of funds during the same period in the prior year. The major use of funds during the first quarter of fiscal 1998 was the common stock repurchase mentioned above. The total amount spent to repurchase company stock was $141.4 million in the first quarter of the current fiscal year versus $.2 million in the prior year. Dividends paid in the quarter ended September 30, 1997 were $16.3 million compared to $21.4 million last year. This decrease is primarily due to a three cent reduction in dividends paid after discontinuing the airbag business in a spinoff transaction coupled with fewer shares outstanding due to the share repurchase program.

The Company's current ratio at September 30, 1997 was 2.5, a slight decrease from the 2.7 ratio at June 30, 1997. Total debt as a percentage of total capitalization at September 30, 1997 was 13.6 compared to 12.6 at June 30, 1997.

As of September 30, 1997, the Company had unexpended authorizations for fixed asset spending of $100.4 million. These authorizations related primarily to chemical facility expansion, product improvements and facility upgrades on a company-wide basis.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the company's anticipated working capital requirements, fixed asset spending, dividend payments, business acquisitions and share repurchases in the foreseeable future.

                             PART  II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any 8-K Reports during the fiscal quarter ended September 30, 1997.

                        *************************************

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MORTON INTERNATIONAL, INC.
                                        --------------------------------------
                                        (Registrant)


Date:     November 10, 1997             BY:  /s/ L. N. Liszt
      -----------------------------        -----------------------------------
                                           L. N. Liszt
                                           Controller
                                           (Principal Accounting Officer)