Form 10-Q
period 1997-12-31
MORTON INTERNATIONAL INC
filed 1998-02-12
CIK 68361

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997
                              OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________


                  Commission File No. 1-12825

                   MORTON INTERNATIONAL, INC.
                   --------------------------
     (Exact Name of Registrant as Specified in its Charter)


            Indiana                                     36-4140798
----------------------------------------  ------------------------------------
(State of Incorporation or Organization)  (I.R.S. Employer Identification No.)


100 North Riverside Plaza, Chicago, Illinois           60606-1596
--------------------------------------------           ----------
 (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number                      (312) 807-2000
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

                        Yes   X    No
                           -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                           Outstanding at December 31, 1997
-----------------------------               --------------------------------
Common Stock, $1.00 par value                      130,358,592  shares

                           MORTON INTERNATIONAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q




                                                                 INDEX
                                                                 PAGE
                                                                 -----
PART I.  FINANCIAL INFORMATION:
------------------------------
Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Income and Retained
               Earnings - Three months and Six months ended
               December 31, 1997 and 1996                          3

          Consolidated Balance Sheets - December 31, 1997
               and June 30, 1997                                   4

          Consolidated Statements of Cash Flows -
               Six months ended December 31, 1997 and 1996         5

          Notes to Consolidated Financial Statements -
               December 31, 1997                                 6 - 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     7 - 10

PART II.  OTHER INFORMATION
---------------------------
Item 1. Legal Proceedings                                         10

Item 4. Submission of Matters to a Vote of Security-Holders       11

Item 6.  Exhibits and Reports on Form 8-K                         11

Exhibit Index                                                     12

SIGNATURE                                                         12

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
-----------------------------------------

                            MORTON INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)
                        (IN MILLIONS EXCEPT PER SHARE DATA)

                                                               Three Months Ended        Six Months Ended
                                                                  December 31              December 31
                                                               ------------------      --------------------
                                                                1997        1996         1997        1996
                                                               -------    -------      --------    --------
Net sales                                                      $ 664.9     $564.2      $1,266.2    $1,087.2
Interest, royalties and sundry income                              8.0       10.8          18.1        20.9
                                                               -------    -------      --------    --------
                                                                 672.9      575.0       1,284.3     1,108.1
Deductions from income:
   Cost of products sold                                         451.9      384.7         860.7       734.8
   Selling, administrative and general expense                   105.5       87.5         200.4       177.2
   Research and development expense                               15.6       15.0          30.0        29.2
   Interest expense                                                6.0        6.0          11.6        12.0
   Amortization of goodwill                                        3.0        2.6           6.0         5.1
                                                               -------    -------      --------    --------
                                                                 582.0      495.8       1,108.7       958.3
                                                               -------    -------      --------    --------
Income from continuing operations
  before income taxes                                             90.9       79.2         175.6       149.8
Income taxes                                                      32.7       28.6          63.2        54.1
                                                               -------    -------      --------    --------
Income from continuing operations                                 58.2       50.6         112.4        95.7
Income from discontinued operations,
  net of applicable income taxes                                     -       37.5             -        71.1
                                                               -------    -------      --------    --------
Net income                                                        58.2       88.1         112.4       166.8

Retained earnings at beginning of period                       1,739.3    1,732.8       1,706.0     1,675.5
Cash dividends:  $.12  and  $.15  per share for the
  three months ended December 31, 1997 and 1996,
  respectively; $.24 and $.30  per share for the six months
  ended December 31, 1997 and 1996, respectively                 (15.7)     (21.4)        (32.0)      (42.8)
Exercise of stock options                                         (1.4)         -          (6.0)          -
                                                              --------   --------      --------    --------
Retained earnings at end of period                            $1,780.4   $1,799.5      $1,780.4    $1,799.5
                                                              ========   ========      ========    ========
Basic Earnings Per Share:
  Income from continuing operations                           $    .44   $    .35      $    .84    $    .67
  Income from discontinued operations                                -        .27             -         .50
                                                              --------   --------      --------    --------
  Net income                                                  $    .44   $    .62      $    .84    $  1 .17
                                                              ========   ========      ========    ========

     Shares used in computation (in thousands)                                          133,735     142,528
                                                                                       ========    ========

Diluted Earnings Per Share:
  Income from continuing operations                           $    .44   $    .35      $    .83    $    .66
  Income from discontinued operations                               -         .26            -          .49
                                                              --------   --------      --------    --------
  Net income                                                  $    .44   $    .61      $    .83    $  1 .15
                                                              ========   ========      ========    ========

       Shares used in computation (in thousands)                                        135,816     144,484
                                                                                       ========    ========

See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN MILLIONS)

                                                            December 31         June 30
                                                               1997               1997
                                                            -----------       -----------
                                                                                (Note)
ASSETS
------
Current assets
   Cash and cash equivalents                                $    124.1         $   430.3
   Receivables                                                   516.3             466.4
   Deferred income tax benefits                                   13.8              13.7
   Inventories                                                   390.3             351.6
   Prepaid expenses                                              126.2             128.0
                                                           -----------       -----------
          Total current assets                                 1,170.7           1,390.0
                                                           ===========       ===========
Other assets
   Cost in excess of net assets of businesses
     acquired, less amortization                                 333.1             338.4
   Investments in affiliates                                      94.3              91.5
   Miscellaneous                                                 102.1             105.9
                                                           -----------       -----------
                                                                 529.5             535.8
                                                           ===========       ===========
Property, plant and equipment, at cost                         1,742.1           1,712.5
   Less allowances for depreciation                              861.8             833.4
                                                           -----------       -----------
                                                                 880.3             879.1
                                                           -----------       -----------
                                                            $  2,580.5        $  2,804.9
                                                           ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
   Notes payable and current portion of long-term debt      $     19.6        $     32.7
   Accounts payable                                              240.2             255.9
   Accrued salaries, wages and other compensation                 45.3              58.4
   Other accrued expenses                                        145.5             156.2
   Income taxes                                                    4.5              19.9
                                                           -----------       -----------
          Total current liabilities                              455.1             523.1
                                                           ===========       ===========

Long-term debt, less current portion                             225.8             224.1
Deferred income taxes                                             46.0              46.0
Accrued postretirement benefits other than pensions              156.9             156.0
Other noncurrent liabilities                                     119.0             121.4
                                                           -----------       -----------
         Total noncurrent liabilities                            547.7             547.5
                                                           ===========       ===========
Shareholders' equity
   Preferred Stock (par value $1.00 per share)
     Authorized - 25.0 shares, none issued
   Common Stock (par value $1.00 per share)
     Authorized - 500.0 shares
     Issued-140.1 shares at December 31 and
        June 30, 1997                                            140.1             140.1
   Additional paid-in capital                                        -                .3
   Retained earnings                                           1,780.4           1,706.0
   Foreign currency translation adjustment and other             (24.6)            (16.8)
                                                           -----------       -----------
                                                               1,895.9           1,829.6
   Less cost of common stock in treasury-9.8 shares
    at December 31, 1997 and  3.0 shares at June 30, 1997        318.2              95.3
                                                           -----------       -----------
          Total Shareholders' Equity                           1,577.7           1,734.3
                                                           -----------       -----------
                                                           $   2,580.5       $   2,804.9
                                                           ===========       ===========



Note: The balance sheet at June 30, 1997 has been derived from the audited consolidated financial statements at that date.
See notes to consolidated financial statements.

                           MORTON INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                          Cash Provided (Used)
                                                                            Six Months Ended
                                                                               December 31
                                                                     -------------------------------
                                                                          1997              1996
                                                                     --------------    -------------
Operating Activities
--------------------
  Income from continuing operations                                  $       112.4     $       95.7
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization                                           67.1             54.9
      Deferred income taxes                                                     .1               .8
      Undistributed earnings of affiliates                                    (3.9)            (4.0)
      Changes in operating assets and liabilities
        net of effects of businesses acquired:
          Receivables                                                        (58.2)            (7.2)
          Inventories and prepaid expenses                                   (43.6)           (34.4)
          Accounts payable and accrued expenses                              (34.3)           (35.8)
          Accrued income taxes                                               (11.3)             5.6
          Other - net                                                          6.0              2.7
                                                                     --------------    -------------
            Net cash provided by operating activities                         34.3             78.3
                                                                     ==============    =============
Investing Activities
--------------------
  Purchase of property, plant and equipment                                  (71.3)           (52.3)
  Proceeds from property and other asset disposals                             4.9              5.3
  Cash invested in businesses acquired                                        ( .6)           (65.0)
  Investment in affiliates                                                    (3.9)              -
                                                                     --------------    -------------
            Net cash used for investing activities                           (70.9)          (112.0)
                                                                     ==============    =============

Financing Activities
--------------------
  Purchase of common stock for treasury                                     (239.2)           (21.6)
  Net increase of short-term notes payable                                    (8.7)            71.6
  Repayment of long-term debt                                                 ( .2)            ( .1)
  Stock option transactions                                                    6.5              5.3
  Dividends paid                                                             (32.0)           (42.8)
                                                                     --------------    -------------
            Net cash (used for) provided by financing activities            (273.6)            12.4
                                                                     ==============    =============

Discontinued Operations
-----------------------
Net transfer from discontinued operations                                       -              33.3
                                                                     --------------    -------------
Effect of foreign exchange rate changes on cash
  and cash equivalents                                                         4.0              1.1
                                                                     --------------    -------------
(Decrease) increase in cash and cash equivalents                            (306.2)            13.1
Cash and cash equivalents at beginning of year                               430.3             68.9
                                                                     --------------    -------------
Cash and cash equivalents at end of period                           $       124.1     $       82.0
                                                                     ==============    =============


See notes to consolidated financial statements.

                            MORTON INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
---------------------
The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998. It is suggested that the financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Earning Per Share
-----------------
In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the Statement 128 requirements.

The numerators for the earnings per share disclosures on the accompanying unaudited Consolidated Statements of Income and Retained Earnings are the same as income numbers shown on that Statement. Following is the computation of the denominator for the basic and diluted earnings per share calculations:


                                                     Six months ended
                                                        December 31
                                                     ----------------
                                                      (in thousands)
                                                      1997      1996
                                                      ----      ----
  Denominator for basic earnings per share
   -weighted average shares outstanding              133,735  142,528
  Dilutive effect of employee stock options            2,081    1,956
                                                     -------  -------
  Denominator for diluted earnings per share         135,816  144,484
                                                     =======  =======

Accounting Changes
------------------
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement requires the addition of comprehensive income and its components in the primary financial statements. Comprehensive income includes cumulative foreign currency translation adjustments which are not included in income under current accounting principles. The statement is effective for the Company's 1999 fiscal year, and requires comparative amounts in financial statements for earlier periods presented.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires the Company to report financial and descriptive information about its reportable segments, determined using the management approach (i.e., internal management reporting). The statement is effective for the Company's 1999 fiscal year.

The Company is evaluating the impact that SFAS No. 130 and SFAS No. 131 will have on its financial disclosures.

Inventories
-----------
Inventories are stated at the lower of cost (principally last-in, first-out method) or market. Components of inventories are as follows:

                                             Dec. 31    June 30
                                               1997        1997
                                              ------      ------
Finished products and work-in-process         $303.4      $271.8
Materials and supplies                          86.9        79.8
                                              ------      ------
                                              $390.3      $351.6
                                              ======      ======

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations
---------------------
Income from continuing operations for the second quarter of fiscal 1998 was $58.2 million, a 15 percent increase over income from continuing operations of $50.6 million for the second quarter of fiscal 1997. Sales of $664.9 in the second quarter of the current fiscal year showed an increase of 18 percent over the second quarter of fiscal 1997. Earnings per share from continuing operations were up 26 percent to 44 cents for the quarter on both a basic and fully diluted basis.

For the six month period ending December 31, 1997, sales were $1.3 billion, up 16 percent over sales from continuing operations for the same period of the prior fiscal year. Income from continuing operations for the first six months of fiscal 1998 was $112.4 million versus $95.7 million for the first six months of fiscal 1997, a 17 percent increase. Basic earnings per share from continuing operations were 84 cents for the first six months of fiscal 1998, compared to 67 cents for the same period of fiscal 1997. Fully diluted earnings per share from continuing operations increased 26 percent from 66 cents in the first six months of fiscal 1997 to 83 cents in the same period of fiscal 1998.

Last year, Morton International's results included its airbag operation, which has been reflected as a discontinued operation. Including the results of discontinued operations, earnings per share for the second quarter of fiscal 1997 were 62 cents and 61 cents on a basic and fully diluted basis, respectively. For the first six months of fiscal 1997, earnings per share including discontinued operations were $1.17 on a basic earnings per share basis and $1.15 on a fully diluted basis.

Morton's results for the second quarter continued to show strong earnings improvement and growth in both chemicals and salt. Looking forward, the Company is watching closely the weather patterns in North America for our ice control salt business to see whether the El Nino effect negatively impacts sales results in the third fiscal quarter. There is also concern about the influence of economic conditions outside of North America on foreign exchange and overall sales growth.

In the second quarter of fiscal 1998, specialty chemicals sales were up 9 percent to $426.6 million versus $392.5 million in the same period of fiscal 1997. The sales increase was attributed to excellent volume growth and $19.4 million from Pulverlac S.p.A., the powder coatings acquisition in Italy. Foreign exchange translation, however, had an unfavorable impact of almost 5 percent, reducing the top line growth for the second quarter by $18.6 million. Second quarter operating earnings for specialty chemicals were $60.7 million, up 8 percent from the second quarter of fiscal 1997. Higher volumes and Pulverlac earnings of $2.1 million were important factors in the improved profits.

Among those chemical product lines which showed strong sales growth in the second quarter were industrial activities, performance chemicals, advanced materials, dyes and organics, industrial coatings, automotive coatings, powder coatings, and traffic markings. The combined sales of these product lines contributed 52 percent of the group's total sales and grew 20 percent over the second quarter of fiscal 1997. Several product lines contributed to the improvement in chemical group earnings including industrial activities, advanced materials, performance chemicals, dyes and organics, automotive coatings, and powder coatings. Earnings for these product lines constituted 61 percent of the group's total earnings and collectively showed a 30 percent improvement over the second quarter of fiscal 1997.

For the first six months of fiscal 1998, specialty chemicals sales increased 8 percent to $860.3 million versus $799.8 for the first six months of fiscal 1997. The results of the first six months were impacted favorably by 9 percent volume growth and the acquisition of the Italian powder coatings business which added $33.5 million to the top line. However, foreign exchange translation had an unfavorable impact of $39.2 million on the first six months sales.
Operating earnings for the specialty chemicals group for the first six months of fiscal 1998 were $133.5, up 9 percent from the results of the same period in fiscal 1997. Higher volumes, Pulverlac earnings of $3.3 million and continuing cost control were leading factors in the improved earnings for the first six months; however, the earnings gain was unfavorably impacted by $4.9 million as a result of foreign exchange translations.

Among the product lines that significantly improved in sales during the first six months of fiscal 1998 were industrial activities, advanced materials, plastics additives, powder coatings, traffic markings and electronic materials. Cumulatively, they contributed 40 percent of chemical group sales and improved 21 percent from the first six months of fiscal 1997. The product lines which primarily contributed to the increase in operating earnings over fiscal 1997 for the first six months included industrial activities, thermoplastic polyurethanes, advanced materials, dyes and organics, automotive coatings, powder coatings, and traffic markings. These product lines were 44 percent of total operating earnings and showed a 33 percent improvement from fiscal 1997 to fiscal 1998 in the first six months.

Salt sales for the second quarter of fiscal 1998 were $238.3 million, up 39 percent from fiscal 1997 second quarter sales of $171.7 million. Included in second quarter fiscal 1998 was $60.3 million in sales generated by Salins du Midi, the European salt business Morton acquired in the fourth quarter of fiscal 1997. Excluding the results of the acquisition, salt sales grew by 4 percent for the second quarter. The sales increase was led by water conditioning pellets, selected grocery salt offerings, and salt sold to food processing and chemical customers. Ice control salt sales were also up for the quarter, due to the Canadian ice control business. Salt operating earnings were $47.9 million in the second quarter of fiscal 1998, up 20 percent from $39.8 million in the second quarter of fiscal 1997. Excluding Salins results, operating earnings increased 6 percent in the second quarter. Operating margins for salt were 20.1 percent in the second quarter of fiscal 1998 versus 23.2 percent for the same period in fiscal 1997, reflecting the lower operating margins of Salins du Midi, which contributed approximately 10 percent on sales.

For the six month period ending December 31, 1997, salt sales were $405.9 million, a 41 percent improvement over sales of $287.4 million in the first six months of fiscal 1997. Excluding the results of Salins du Midi, sales increased almost 4 percent during the same period. The same product lines which contributed to the increase in sales in the second quarter were also responsible for the increase in the first six months of fiscal 1998. Salt operating earnings for the first six months of fiscal 1998 were $74.9 million, up 19 percent from $63.1 million for the same period last year. Excluding the results of Salins du Midi, operating earnings were up 3 percent when comparing the same periods.

Morton's corporate costs were 3 percent higher in the second quarter of fiscal 1998 versus the same period of last fiscal year. For the first six months of fiscal 1998, corporate costs were 10 percent lower than the same period of the prior year. Excluding the impact of $1.4 million included in second quarter fiscal 1997 resulting from insurance refunds, the Company's corporate costs in fiscal 1998 were lower than last year by 5 percent and 13 percent for the second quarter and first six months, respectively. This reduction was due to lower corporate administrative expenses and higher interest income.

During the second quarter Morton completed a 10 million share repurchase authorization by its board. An additional 10 million share buyback was authorized in December 1997. In the second quarter Morton bought back a total of 2.9 million shares (of which 2.5 million shares were attributable to the completed authorization), bringing the number of shares outstanding at the end of the second quarter to 130.4 million shares.

Liquidity and Capital Resources
-------------------------------
Operating activities were a source of cash in the six month periods ended December 31, 1997 and 1996, providing $34.3 million and $78.3 million, respectively.

Income from continuing operations provided cash of $112.4 million during the first six months of fiscal 1998 versus $95.7 million for the same period of fiscal 1997. In the first six months of the current fiscal year, depreciation and amortization provided $12.2 million more funds than during the same period of the prior year. Changes in operating assets and liabilities resulted in a use of $141.4 million in the first six months of fiscal 1998 compared to a $69.1 million use of funds last year. The increased use was primarily due to higher accounts receivable at December 31, 1997, which included Salins du Midi acquired in the second half of fiscal 1997.

Investing activities in the first six months of fiscal 1998 were primarily the result of capital spending, which used $71.3 million of cash compared to $52.3 million in the same period in fiscal 1997. Expansion related to certain chemical products as well as basic upkeep of the salt and chemical manufacturing facilities continue to be the major areas of capital spending. The fiscal 1998 capital spending amounts include $6.4 million related to the businesses acquired in the second half of fiscal 1997. Cash invested in businesses acquired was $.6 million in the first six months of fiscal 1998 versus $65.0 million in the first six months of fiscal 1997 which was primarily related to the second quarter acquisition of a controlling interest in the Italian powder coatings company.

Financing activities for the six month period ending December 31, 1997 were a $273.6 million use of funds compared to a $12.4 million source of funds during the same period in the prior year. The major use of funds during the first half of fiscal 1998 was the share repurchase program previously mentioned.
The total amount spent to repurchase company stock was $239.2 million in the first six months of fiscal 1998 compared to $21.6 million for the same period last year. Dividends paid in the six month period ending December 31, 1997 were $32.0 million versus $42.8 million for the six month period ending December 31, 1996. This decrease was attributed to both a six cents per share reduction in dividends paid after discontinuing the airbag business in a spinoff transaction, and fewer shares outstanding due to the share repurchase program. Short-term notes payable resulted in a use of funds of $8.7 million in the first six months of fiscal 1998 compared to a source of funds of $71.6 million in the same period of the last fiscal year. This change reflects a reduction in the level of incremental borrowing due to the cash on hand which was received in fiscal 1997 from discontinued operations.

The Company's current ratio was 2.6 at December 31, 1997, slightly lower than the 2.7 ratio at June 30, 1997. Total debt as a percentage of total capitalization at December 31, 1997 was 13.1 percent compared to 12.6 percent at June 30, 1997.

As of December 31, 1997, the Company had unexpended authorizations for fixed asset spending of $85.1 million. These authorizations related primarily to chemical facility expansion, product improvements, and facility upgrades on a company-wide basis.

Estimated cash flow from operations and current financial resources, including financing capacity, are expected to be adequate to fund the Company's anticipated working capital requirements, fixed asset spending, dividend payments, business acquisitions and share repurchases in the foreseeable future.

Year 2000 Compliance
--------------------
Management has initiated a comprehensive study and program to prepare the Company's computer systems and applications for the Year 2000. The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for Year 2000 compliance. The Company expects these efforts to be completed on a timely basis. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company currently does not expect the amounts required to be incurred to have a material effect on its results of operations.

The Company has also initiated formal communications with its major suppliers and large customers to determine the extent and steps they are taking to be Year 2000 compliant. To date no significant issues have been identified; however, there can be no guarantee that the systems of other companies on which the Company's businesses rely will be converted in a timely way and would not have an adverse effect on the Company's businesses.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's current best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the availability of new software and the ability of our customers and suppliers to be Year 2000 compliant.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

Reference was made in the Form 10-K for the year ended June 30, 1997 to an EPA inquiry involving environmental irregularities at the Company's Moss Point, Mississippi chemicals plant. There still have been no administrative or judicial enforcement proceedings initiated, but the Company has been served and is responding to an additional Federal grand jury subpoena related not only to wastewater discharge reporting, but to other environmental issues at the plant, including suspected falsification of data in past groundwater monitoring reports.

Item 4. Submission of Matters to a Vote of Security Holders

The 1997 annual meeting of shareholders of the Registrant occurred on October 23, 1997. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Ralph M. Barford, James R. Cantalupo, William T. Creson and S. Jay Stewart; the approval of the Morton International Inc. 1997 Incentive Plan (the "Plan"); and the ratification of the appointment of Ernst & Young LLP as independent auditors of the Registrant. The Plan makes shares of common stock of Morton International, Inc. available for stock-based awards for employees of the Registrant. A summary of the Plan was included in the Registrant's proxy statement in connection with Registrant's 1997 annual meeting of shareholders.

The results of the voting were as follows:

                                     Votes
                      Votes          Against/                         Broker
Matter Voted           For          Withheld*        Abstained       Non-Votes

Election of
Ralph M. Barford    106,826,451     6,465,132

Election of
James R. Cantalupo  106,857,821     6,433,762

Election of
William T. Creson   106,822,874     6,468,709

Election of
S. Jay Stewart      106,859,876     6,431,707

Approval of Plan     87,052,095    13,231,918        1,171,767       11,835,803

Approval of
Ernst & Young LLP   112,590,158       133,664          567,761


 *Numbers shown for Director elections are votes withheld. For other matters voted upon, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: W. James Farrell, Dennis C. Fill, William E. Johnston, Richard L. Keyser, Edward J. Mooney, George A. Schaefer and Roger W. Stone.


Item 6.  Exhibits and Reports on Form 8-K,

         (a)   Exhibit (numbered in accordance with Item 601 of Regulation S-K)

               (10) Morton International, Inc. 1997 Incentive Plan (Exhibit 4.1 to the Registrant's Form S-8 Registration Statement No. 333-39487 dated November 4, 1997)

         (b)  Reports on Form 8-K

              During the quarter, the Registrant did not file any current reports on Form 8-K.



EXHIBIT INDEX

Exhibit No.      Description


10               Morton International, Inc. 1997 Incentive Plan
                 (Exhibit 4.1 to the Registrant's Form S-8
                 Registration Statement No. 333-39487 dated November 4, 1997)




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


                                       MORTON INTERNATIONAL, INC.
                                       --------------------------
                                              (Registrant)


Date:                                  BY: /s/ L. N. Liszt
      ____________________                ______________________
                                                L. N. Liszt
                                                Controller
                                   (Principal Accounting Officer)